Form 10QSB
period 1995-07-31
SWISS CHALET INC
filed 1995-08-29
CIK 95898

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: July 31, 1995.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

          Commission File Number O-2825

                               SWISS CHALET, INC.
             (Exact name of Registrant as specified in its charter)

          COMMONWEALTH OF PUERTO RICO          66-020-0307
          (State or other jurisdiction of    (I.R.S. Employer
          Incorporation or Organization)      Identification No.)

                              105 De Diego Avenue
                          Santurce, Puerto Rico  00911
             (Address of principal executive offices)   (Zip Code)

                                 (809)721-1200
              (Registrant's telephone number, including area code)

                                   Unchanged
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file requirements for the past 90 days.

Yes__X___ No ______

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes__X___ No______

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date :

Number of shares of Common Stock outstanding at July 31,1995: 1,401,162







                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                               SWISS CHALET, INC.
                         CONDENSED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED JULY 1995 AND 1994

                              (UNAUDITED) - NOTE A


                                   THREE MONTHS ENDED
                                        JULY 31
                                   1995      1994
                                   ________________

Net Sales and                 $1,040,711     $  982,772
Other Income


COST AND EXPENSES

Cost of Sales                     20,120         19,551

Operating Expenses               821,578        817,123
and other deductions


                              __________     ___________
NET INCOME                    $  199,013             146,098




Weighted Average               1,401,162      1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE                    0.14c            0.10c

                               SWISS CHALET, INC.
                            CONDENSED BALANCE SHEET
                                 JULY 31, 1995
                              (UNAUDITED) - NOTE A

                                                  JULY 31
                                                    1995
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,247,237
     C.D. (over 3 months)                             85,000
     Accounts Receivable, Net                        233,296
     Inventories                                      35,907
     Other Current Assets                             44,060
                                                  __________
TOTAL CURRENT ASSETS                              $1,645,500

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,049,567

OTHER ASSETS                                          33,738
                                                  __________
TOTAL ASSETS                                      $4,728,805
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  379,479
     Dividends Payable                                68,482
                                                  __________
TOTAL CURRENT LIABILITIES                         $  447,961

Deferred Compensation Liability                       21,204


SHAREHOLDER'S EQUITY

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             3,534,990
                                                  __________
                                                  $4,259,640
                                                  __________
TOTAL LIABILITIES                                 $4,728,805
                                                  __________

                               SWISS CHALET, INC.

                 CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

               FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994

                              (UNAUDITED) - NOTE A



                                                THREE MONTHS ENDED
                                                      JULY 31
                                             1995              1994

Cash Flow from Operations :

     Net Income                         $  199,013     $  146,098
     Adjustments (net)                      43,504        (23,421)
                                        __________     __________
     Net Cash from operations           $  242,517     $  122,677



Cash Flow from Investing activities        557,808     $  130,170

Cash Flow from Financing activities      ( 761,100)     ( 622,642)
                                         __________     _________


Increase/(Decrease) in Cash Flow        $   39,225     $( 369,795)


Cash and Cash equivalents - beginning    1,208,013      1,039,708

                                        __________     __________
Cash and Cash equivalents - ending      $1,247,238     $  669,913

                               SWISS CHALET, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A  - BASIS OF PRESENTATION


     The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The unaudited Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the period presented. The interim results are not necessarily indicative of the results which may be expected for the full year. The subject Condensed Financial Statements should be read in conjunction with the summary of significant accounting policies set forth in Note 1 to the Financial Statements included in the Company's Annual Report to Shareholders for the year ended April 30, 1995.

     Depreciation of the original building is spread over a 50 year life while equipment is depreciated over useful lives ranging from 5 to 10 years depending on its type.


NOTE B  - PROVISIONS FOR INCOME TAX


     Local Income Tax is not provided for until the year end. however, if such provision had been made it would have amounted to less than $20,000.00 for the three month period.


NOTE C  - REPAYMENT OF LONG TERM DEBT


     Even through the outstanding debt with the Government Development Bank and PRIDCO was to be amortised monthly until 1995 the Company elected to make early repayment on September 1, 1993 thus avoiding further interest at 10%.

PART I


                               SWISS CHALET, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying Condensed Statements of Income.

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                                   THREE MONTHS ENDED
                                      JANUARY 31

                                      INCREASE
                                      (DECREASE) %
                                      ____________

Net Sales & Other Income           $  57,939       5.9

Cost of Sales                            569       2.9

Operation Expenses and                 4,455       0.5
Other Deductions


Net Income                            52,915      36.2

                               SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the three month period.


                       Occupancy                  Average Rate
                    1995      1994           1995           1994

     May            65%       65%            $85.99         $81.25
     June           62%       64%             84.03          82.46
     July           69%       57%             78.64          80.26

     Average 3 mon. 65%       62%            $83.03         $81.41


     The Company continues to pursue its policy of lower rates both for groups and special weekends packages. Payroll and insurance costs have been contained while other expense have remained substantially the same as the prior year.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the three month period by $284,147 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     On May 8, 1995 the Company filed an 8K reporting the death of its Chairman and major stockholder Mr.David C.Baumgarten. Mr.Baumgarten was the holder of 449,713 shares of common stock (32% of total issued). On July 19, 1995 Mr.Harvey Litwin and Mr. Robert Lasky were appointed co-executors of the Estate of David C.Baumgarten. Mr.Litwin is currently a Director of the Company and holds 64,195 shares in his own name.

                               SWISS CHALET, INC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE : _____________          BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer