Form 10QSB
period 1995-10-31
SWISS CHALET INC
filed 1995-11-24
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: October 31, 1995.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at November 15,1995: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED OCTOBER 1995 AND 1994

                           (UNAUDITED) - NOTE A


                          SIX MONTHS ENDED      THREE MONTHS ENDED
                            OCTOBER 31               OCTOBER 31
                         1995      1994        1995           1994
                         ________________    _______________________

Net Sales and       $2,155,689    $1,932,154  $1,114,978   $ 949,382
Other Income


COST AND EXPENSES

Cost of Sales           41,592        41,239      21,472      21,688

Operating Expenses   1,629,810     1,623,972     808,232     806,849
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $  484,287       266,943     285,274     120,845



Weighted Average     1,401,162     1,401,162   1,401,162   1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE     0.34c         0.19c       0.20c       0.09c

                             SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             OCTOBER 31, 1995
                           (UNAUDITED) - NOTE A

                                                  OCTOBER 31
                                                    1995
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,593,271
     C.D. (over 3 months)                             92,500
     Accounts Receivable, Net                        258,116
     Inventories                                      35,724
     Other Current Assets                             72,151
                                                  __________
TOTAL CURRENT ASSETS                              $2,051,762

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 2,986,895

OTHER ASSETS                                          37,443
                                                  __________
TOTAL ASSETS                                      $5,076,100
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  437,905
     Dividends Payable                                68,482
                                                  __________
TOTAL CURRENT LIABILITIES                         $  506,387

Deferred Compensation Liability                       24,800

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             3,820,263
                                                  __________
                                                  $4,544,913
                                                  __________
TOTAL LIABILITIES                                 $5,076,100
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE SIX MONTHS ENDED OCTOBER 31, 1995 AND 1994

                           (UNAUDITED) - NOTE A



                                                 SIX MONTHS ENDED
                                                   OCTOBER 31
                                             1995             1994

Cash Flow from Operations :

     Net Income                         $  484,287        $ 266,943
     Adjustments (net)                     129,027         ( 57,498)
                                        __________         _________
     Net Cash from operations           $  613,314        $ 209,445



Cash Flow from Investing activities        533,044           92,576

Cash Flow from Financing activities      ( 761,100)       ( 622,897)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $  385,258       $ (320,876)


Cash and Cash equivalents - beginning    1,208,013        1,039,708

                                        __________        _________
Cash and Cash equivalents - ending      $1,593,271       $  718,832

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                              SIX MONTHS ENDED    THREE MONTHS ENDED
                                 OCTOBER 31          OCTOBER 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $ 223,535     11.6    $ 165,596   17.4

Cost of Sales                       353      0.8  (       216) ( 1.0)

Operation Expenses and            5,838      0.4        1,383    0.2
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                      217,344     81.4      164,429  136.0

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the six month period.


                       Occupancy                    Average Rate
                    1995           1994          1995          1994

     May            65%            65%            $85.99    $81.25
     June           62%            64%             84.03     82.46
     July           69%            57%             78.64     80.26
     Aug            69%            59%             83.17     82.23
     Sept           72%            57%             83.36     81.92
     Oct            67%            64%             82.27     77.24


Average 6 months    67%            61%            $82.79    $81.51


     The Company had an excellent second quarter especially in September when the hotel had the good fortune to be selected as the temporary housing for Red Cross personnel coping with the hurricane relief efforts for "Luis" and "Marilyn". The three year contract with union employees signed in December '94 containing average increases of less than 3% over the contract period has helped the Company to remain competitive in its market segment. In addition to labor costs the Company has been very successful in keeping expenses under control and, as a result, almost all the sales increase has been reflected in the bottom line. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the six month period by $631,983 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :11/15/95                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer