Form 10QSB
period 1996-01-31
SWISS CHALET INC
filed 1996-02-26
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: January 31, 1996.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at February 15,1996: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED JANUARY 1996 AND 1995

                           (UNAUDITED) - NOTE A


                         NINE MONTHS ENDED      THREE MONTHS ENDED
                            JANUARY 31               JANUARY 31
                         1996      1995        1996         1995
                         ________________    _______________________

Net Sales and       $3,510,054    $3,144,831  $1,354,365  $1,212,677
Other Income


COST AND EXPENSES

Cost of Sales           64,179        60,772      22,587      19,533

Operating Expenses   2,546,233     2,475,875     916,423     851,903
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $  899,642       608,184     415,355     341,241



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE     0.64c         0.43c       0.30c       0.24c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             JANUARY 31,1996
                           (UNAUDITED) - NOTE A

                                                  JANUARY 31
                                                    1996
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,908,115
     C.D. (over 3 months)                             96,000
     Accounts Receivable, Net                        377,231
     Inventories                                      38,314
     Other Current Assets                             47,801
                                                  __________
TOTAL CURRENT ASSETS                              $2,467,461

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 2,918,801

OTHER ASSETS                                          41,391
                                                  __________
TOTAL ASSETS                                      $5,427,653
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  578,014
     Dividends Payable                                71,145
                                                  __________
TOTAL CURRENT LIABILITIES                         $  649,159

Deferred Compensation Liability                       28,400

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             4,025,444
                                                  __________
                                                  $4,750,094
                                                  __________
TOTAL LIABILITIES                                 $5,427,653
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE NINE MONTHS ENDED JANUARY 31, 1996 AND 1995

                           (UNAUDITED) - NOTE A



                                                NINE MONTHS ENDED
                                                   JANUARY 31
                                             1996             1995

Cash Flow from Operations :

     Net Income                         $  899,642        $ 608,184
     Adjustments (net)                     249,108           92,096
                                        __________         _________
     Net Cash from operations           $1,148,750        $ 700,280



Cash Flow from Investing activities        519,963          (64,361)

Cash Flow from Financing activities      ( 968,611)       ( 830,429)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $  700,102       $ (194,510)


Cash and Cash equivalents - beginning    1,208,013        1,039,708

                                        __________        _________
Cash and Cash equivalents - ending      $1,908,115       $  845,198

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                              NINE MONTHS ENDED   THREE MONTHS ENDED
                                 JANUARY 31          JANUARY 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $ 365,223     11.6    $ 141,688   11.7

Cost of Sales                     3,407      0.5        3,054   15.6

Operation Expenses and           70,538      2.8       64,520    7.6
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                      291,458     47.9       74,114   21.7

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the nine month period.


                       Occupancy                       Average Rate
                  1995/96         1994/95        1995/96    1994/95

     May            65%            65%            $85.99    $81.25
     June           62%            64%             84.03     82.46
     July           69%            57%             78.64     80.26
     Aug            69%            59%             83.17     82.23
     Sept           72%            57%             83.36     81.92
     Oct            67%            64%             82.27     77.24
     Nov            79%            68%             82.58     83.06
     Dec            78%            69%             86.58     85.64
     Jan            79%            75%            105.35    101.28

Average 9 months    71%            64%            $86.08    $84.82


     The Company had another excellent quarter recording sales increases in each of the three months maintaining the trend established in the previous quarter. The three year contract with union employees signed in December '94 containing average increases of less than 3% over the contract period has helped the Company to remain competitive in its market segment. In addition to labor costs the Company has been very successful in keeping expenses under control and, as a result, a considerable proportion of the sales increase has been reflected in the bottom line. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the nine month period by $904,910 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :02/28/96                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer