Form 10KSB
period 1996-04-30
SWISS CHALET INC
filed 1996-07-23
CIK 95898

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

__X__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the Fiscal Year ended 4/30/1996

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _________ to _________


                       Commission File Number O-2825
                            Swiss Chalet, Inc.
          (Exact name of Registrant as specified in its charter)

COMMONWEALTH OF PUERTO RICO             66-020-0307
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)          Identification No.)

105 DE DIEGO AVENUE, SANTURCE, PR       00911
(Address of Principal Executive Office) (Zip Code)

Registrant's Telephone Number           (787) 721-1200

Securities registered pursuant to Section 12(b) of the Act :
Title of each class : NONE

Securities registered pursuant to Section 12(g) of the Act :
                        COMMON STOCK (No Par Value)
                              Title of Class

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES:X   NO:
Check that no disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10KSB or any amendment thereto : YES ( ) NO (x) Disclosure

State issuer's revenues for it's most recent fiscal year : $5,150,376.

As of April 30, 1996 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was : Please refer to Item 5.

As of April 30, 1996 the Registrant had 1,401,162 shares of Common Stock Issued and Outstanding.

Documents incorporated by reference : NONE


                                  PART I

ITEM 1 - BUSINESS

     Swiss Chalet, Inc. (hereinafter referred to as the "Registrant" or the "Company") was incorporated on April 9 1952 under laws of the Commonwealth of Puerto Rico. It owns and operates the Hotel Pierre in San Juan, Puerto Rico. The Hotel consists of 184 rooms and supporting facilities.

Portions of the Registrant's property that are not being utilized for its Hotel operations are leased to E.H. Shehab Co, Inc. (a womens clothing store),and an independently owned restaurant which is also operating the banquet facilities.
The pastry shop is currently leased to The Village Bake Shop and additional restaurant facilities are being provided in a small space within the main Hotel building through a concession arrangement.

     Since April 1986 the Registrant has operated under a grant of tax exemption issued pursuant to the Tourism Incentives Act of 1983. The grant is for a period of ten years and provides partial tax exemption from Commonwealth of Puerto Rico income and property taxes. The grant also provides 100% exemption from license taxes imposed by the Municipality of San Juan. The grant requires the Registrant to invest at least 20% of it's net income in certain training programs and improvements of the property, among others. In March of 1993 the Registrant obtained an extension of the above tax exemptions for a further period of ten years.

     See Note 5 to the financial statements included in Item 7.

     Some of the Company's employees are represented by the local chapter of the Union de Tronquistas (Teamsters) and in November of 1994 a new three year contract was negotiated which expires on 11/30/1997.

     The Company has not received any notice of any violation of regulations from The Environmental Protection Agency.

     The hotel business in Puerto Rico is highly competitive, especially during the summer months. The Registrant has a great deal of competitors most of which are larger than itself. The Registrant has maintained its competitive position by upgrading the hotel property while keeping rates at or below those of the closest competitors in its category. For the past three fiscal years no single customer has accounted for 10% or more of Net Sales.

     Supplies required by the Registrant in its operations are readily available from local and mainland U.S. sources.






                                    -1-


     The Registrant is not engaged in any research activities related to the development of new products or services or to the improvement of existing ones.

     The Registrant holds no patents, licenses, franchises or concessions, except that the Registrant is a member of the Best Western International, Inc. hotel organization. Registrant is connected to the central reservations system of Best Western International, Inc.

     The Registrant currently employs approximately 65 employees.

ITEM 2 - PROPERTIES

     The Registrant owns a parcel of land bounded by De Diego Avenue, Loiza Street and Del Parque Street of approximately 2.6 acres. This property is occupied by the Hotel Pierre, E.H. Shehab clothing store, parking areas, an unoccupied theater building and the location of a restaurant operated by a lessee. The Company believes that it has sufficient land resources to give adequate space for any future expansion. The Registrant's administrative and accounting offices are maintained at this location. There were no mortgages encumbering this property during the fiscal year.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is not involved in any litigation which management believes will materially and adversely affect its financial condition or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over-the-counter, however no Broker is consistently making a market in the stock. As a result, there is very little activity in the public trading market and the Company cannot furnish reliable high or low quotations from any Broker. As previously reported a series of major stock transactions took place in November 1990 resulting from Mr. Bradley's desire to liquidate the majority of his holding. The Company purchased for cancellation 293,642 shares from Mr. Bradley at $5 per share and a further 49,953 from other stockholders all of whom were offered similar terms as those under which Mr. Bradley had tendered his shares.



                                    -2-
     A further offer to Stockholders was made in October 1991 again at a price of $5 per share which was held open until January 31, 1992 and the Company repurchased an additional 45,906 shares. During the year ended 04/30/96 the only material transaction for which the Company had price information took place at $5 per share in July 1995.

     Mr. David C. Baumgarten who was the Chairman of the Board and owner of 449,713 shares of common stock died on April 26, 1995. As of the date of preparation of the Proxy Statement none of these shares had been distributed or otherwise disposed of. The Co-Executors of the Estate of David C. Baumgarten are Mr. Harvey Litwin (currently a director of the Company) and Mr. Robert Lasky.

     As of April 30, 1996 there were 540 holders of record of Common Stock.

     The schedule of dividends paid since 1986 is as follows:

          Record Date         Date Payable        Amount
          May 1, 1996         Jun  7,1996         .65
          Nov 15,1995         Dec  8,1995         .15
          May 1, 1995         Jun  2 1995         .55
          Dec 1, 1994         Dec  9,1994         .15
          May 2, 1994         Jun 3, 1994         .45
          Dec 1, 1993         Dec 10,1993         .15
          May 3, 1993         Jun 4, 1993         .25
          Dec 1, 1992         Dec 11,1992         .15
          May 1, 1992         Jun 4, 1992         .25
          Dec 2, 1991         Dec 17,1991         .15
          May 13,1991         Jun 4, 1991         .35
          Nov 30,1990         Dec 15,1990         .15
          May 1, 1990         Jun 4, 1990         .50
          Dec 1, 1989         Dec 15,1989         .15
          May 1, 1989         Jun 1, 1989         .25
          Nov 15,1988         Dec 15,1988         .15
          May 2, 1988         Jun 1, 1988         .20
          Dec 10,1987         Dec 15,1987         .10
          May 1, 1987         Jun 1, 1987         .15
          May 1, 1986         Jun 2, 1986         .10

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     Revenues over the past two years were $4,663,275 in Fiscal 1995, and $5,150,376 in Fiscal 1996.

          A BREAKDOWN OF SALES FOR THE TWO YEAR PERIOD FOLLOWS :

                         1996                     1995

ROOMS               $4,541,302               $4,099,141

TELEPHONE              161,723                  155,519

RENTALS                268,103                  286,487

OTHER INCOME           179,248                  122,128

TOTAL REVENUE       $5,150,376               $4,663,275

     The Company had an outstanding year with consistently higher occupancy levels ( especially in September 1995 when Red Cross used the hotel as a headquarters for hurricane relief in St Thomas and St Croix).Expenses remained well controlled and much of the increase in payroll costs could be attributed to profit sharing based on record earnings for the fiscal year. The drop in rental income was attributable to the closing of the cafeteria on Company property on Loiza Street by unanimous decision of the Company's Board of Directors.

     On April 24, 1986 the Company was granted a partial tax exemption grant for ten years which was extended in March of 1993 for a further ten years. The terms of these exemptions are explained more fully in Note 5 of the Financial Statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of Working Capital is from funds provided by operations. The Company believes that its excess cash from operations will be sufficient to finance its long and short-term capital needs as currently projected, including the payment of accrued dividends.

     The Company is studying various alternatives for development of its available property. As one of the key components in any proposal is the construction of a multi-floor parking garage the Company is setting aside cash reserves with the intention of substantiaaly contributing to the construction cost of this part of the development.


ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Registrant are included as a part of this report following Part III Item 13.


ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
DISCLOSURE

     There were no disagreements on accounting or financial disclosure matters with the Company's independent auditors during the two year period ended April 30, 1996.

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The By-Laws of the Corporation presently provide that the number of directors shall be not less than (6) six nor more than fifteen (15) directors. At the present time the Corporation has eight (8) directors all of whom were elected for one (1) year terms on September 30, 1995, as follows :



NAME                     PRINCIPAL OCCUPATION AND      DIRECTOR
                         OTHER INFORMATION             SINCE
=================================================================
Patrick D. Baumgarten    Mr.Baumgarten, son of the late     1988
                         David C. Baumgarten is Assistant
                         Controller of the Agency for
                         Performing Arts, Inc. (theatrical
                         agents), which has been his principal
                         occupation for more than the past five
                         years.
                                             Age 44

John Bradley             Chairman and Secretary  of the     1963
                         Corporation. Mr.Bradley has been
                         the Chairman of the Corporation
                         since 1995 and Secretary since 1982.
                         Mr. Bradley has been Chairman of
                         T.C.R. Services Inc. since 1994 and
                         prior to that was President of
                         Southwire International Corp.
                         his principal occupations for more
                         than the past five years.
                                             Age 91

B.Chester Hryniewicz     President of the Corporation       1976
                         Mr.Hryniewicz has been President of
                         the Corporation since 1982.
                         Mr.Hryniewicz is an independent
                         financial consultant, which has
                         been his principal occupation for
                         more than the past five years.
                                             Age 65

NAME                     PRINCIPAL OCCUPATION AND      DIRECTOR
                         OTHER INFORMATION             SINCE
=================================================================


Harvey Litwin            Mr.Litwin is the Treasurer         1981
                         for the Agency for the Performing
                         Arts,Inc.(theatrical agents),
                         New York which has been his
                         principal occupation for more
                         than the past five years.
                                             Age 65

Jose Ramirez             Mr. Ramirez is an architect and    1991
                         the principal of Jose Ramirez
                         Associates, a local architectural
                         firm and acts as design consultant
                         for the hotel and restaurant industry.
                         These have been his principal
                         occupations for the past five years.
                                             Age 41

Peter D. Somech          Treasurer of the Corporation.      1988
                         Mr.Somech has been Treasurer of
                         the Corporation since 1985, his
                         principal occupation. From 1983 to
                         the present time Mr. Somech has also
                         served as Controller of the Corporation.
                                             Age 52

Wallace Valencia         Mr. Valencia is President of       1987
                         Valencia Shipping Agency,Inc.
                         (shipping agents) which has been his
                         principal occupation for the past
                         five years. He is also Vice President
                         of Sea Land of Puerto Rico,Inc.
                         A position he has occupied for more
                         than the past five years.
                                   Age 68

Gustavo Velez Toro       Executive Vice President of the    1977
                         Corporation. Mr.Velez has been
                         Executive Vice President of the
                         Corporation since 1982, his principal
                         occupation. From 1979 to the present
                         Mr. Velez has also served as General
                         Manager of the Hotel.
                                             Age 57

SECTION 16 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires the officers, directors, and persons owning more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership to the Securities and Exchange Commission and are required to furnish the Company with copies of such reports.

     Based solely on review of the copies of these forms furnished to the Company, or written representations from its officers and directors, the Company believes that for the fiscal year ended April 30, 1996, the Company complied in all respects with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934 with the exception that Mr. Gustavo Velez inadvertently failed to report an acquisition of 3000 shares in July 1995. This omission has since been corrected.
Mr. David C. Baumgarten, who was Chairman of the Board and owner of 449,713 shares of Common Stock, died on April 26, 1995. The co-executors of the estate are Mr. Harvey Litwin ( a Director of the Company) and Mr. Robert Lasky and, until these shares are either distributed or otherwise disposed of, ownership is shown in our records as "Estate of David C. Baumgarten".


ITEM 10 EXECUTIVE COMPENSATION

     The Chief Executive Officer of the Company is Mr.B.Chester Hryniewicz who is the Company President. His compensation paid in the fiscal year ended April 30, 1996 was as follows :

                              SALARY    BONUS     STOCK     OTHER
                              ======    =====     =====     =====
B.Chester Hryniewicz          $16,200   $3,214    NONE        -

     No employee, executive, or officer received compensation in excess of $100,000 during the fiscal year.

     During the fiscal year ended April 30, 1996 the directors of the Corporation were paid a fee of $100 for each meeting up to the September 1995 and $200 thereafter for each meeting attended with the exception of two meetings of the Executive Committee where fees were waived. Aggregate Directors Fees totalled $2,500.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The only persons, to the knowledge of the Corporation, who beneficially owned more than five per cent (5%) of the outstanding Common Stock of the Corporation as of June 30, 1996 were the following:

Name & Address           Number of Shares    Percent of Shares
                         Beneficially Owned  Eligible to vote
==============           ==================  =================

Estate of David C. Baumgarten       449,713             32.10%
c/o Harvey Litwin APA
888 7th Ave
New York, NY 10106

Pierre Lohner                        85,808              6.12%
P.O. Box 6602
Santurce, P.R. 00914

B. Chester Hryniewicz                70,299              5.01%
26 Sol St, Old San Juan
Puerto Rico 00901

              SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     Name                Number of Shares Owned   Percent of
                                   (1)            Shares
=====================    ======================   ==========
Patrick Baumgarten             13,518                    .97
John Bradley                   11,610                    .83
B.Chester Hryniewicz           70,299                   5.01
Harvey Litwin                  64,345(2)                4.59
Jose Ramirez                    8,000                    .57
Peter D. Somech                55,465                   3.96
Wallace Valencia               28,171                   2.01
Gustavo Velez Toro             29,981                   2.14
All directors and officers
as a group (8 persons)        281,389                  20.08


(1) Includes securities owned by affiliates, parents, wives and children of certain directors. Each director has voting and investment power with respect to the shares beneficially owned by him.

(2) Mr. Litwin is a co-executor of the late Mr. David C.Baumgarten's will (449,713 shares). As of the date of preparation of this report none of the shares that form part of the estate have been sold or distributed.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
          FORM 8K


(A) (1) Financial Statements


          The following Financial Statements of the Registrant, are included as a part of this report.

               Independent Auditors Report

               Balance Sheets as of April 30, 1996 and 1995

               Statements of Operations for the years ended
               April 30, 1996 and 1995

               Statement of Shareholders Equity for the years ended April 30, 1996 and 1995

               Statements of Cash Flows for the years ended
               April 30, 1996 and 1995

               Notes to Financial Statements

(A) (3) Exhibits

               (11) Computation of Earnings per share

               (22) Subsidiaries of the Company

               (24) Consent of Independent Accountants


(B) REPORTS ON FORM 8K

     No reports on Form 8K were filed during the three month period ended April 30, 1996.

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SWISS CHALET, INC.


                                   _________________________
                                   B.CHESTER HRYNIEWICZ
                                   President and Director
                                   July 17, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_________________________          _________________________
B.CHESTER HRYNIEWICZ               JOHN BRADLEY
President and Director             Secretary and Director
July 13, 1996                      July 13, 1996



_________________________          _________________________
GUSTAVO VELEZ TORO                 WALLACE VALENCIA
Executive Vice President and       Director
Director
July 13, 1996                      July 13, 1996



_________________________
PETER D. SOMECH
Treasurer, Director, & Chief Financial Officer
July 13, 1996

                                             EXHIBIT 11





                     SWISS CHALET, INC. AND SUBSIDIARY
                     COMPUTATION OF EARNINGS PER SHARE





                                   YEAR ENDED APRIL 30
                                   1996               1995


Net Income                    $1,608,149          $1,206,468

Weighted Average Number        1,401,162           1,401,162
of Shares Outstanding

Net Earnings Per              $     1.15                0.86
Common Share

























                                   -E1-




                                             EXHIBIT 22




                     SWISS CHALET, INC. AND SUBSIDIARY
                       SUBSIDIARY OF THE REGISTRANT








Subsidiary                    :    FRASCATI, INC.


State of Incorporation        :    PUERTO RICO





Inactive as of April 30, 1996
























                                   -E2-








SWISS CHALET, INC.
FINANCIAL STATEMENTS
 WITH INDEPENDENT AUDITORS  REPORT
YEARS ENDED APRIL 30, 1996 AND 1995


                                 CONTENTS


                                                              Page

Independent auditors' report                                     1

Financial statements:

  Balance sheets                                                 2

  Statements of operations                                       3

  Statements of shareholders' equity                             4

  Statements of cash flows                                       5

  Notes to financial statements                                6-9



HORWATH VELEZ SEMPRIT & CO
Certified Public Accoutants/Business Advisors
A member of Horwath International

Edif. Royal Bank Center
255 Ave. Ponce de Leon Ste 201
San Juan, Puerto Rico 00917-1992












INDEPENDENT AUDITORS' REPORT





Board of Directors
Swiss Chalet, Inc.
San Juan, Puerto Rico


We have audited the accompanying balance sheets of Swiss Chalet, Inc. as of April 30,1996 and 1995 ,and the related statements of operations, shareholders equity and cash flows for the years then ended. These financial staements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Chalet, Inc. as of April 30,1996 and 1995 the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            HORWATH VELEZ SEMPRIT & CO.

June 10, 1996



SWISS CHALET, INC.
BALANCE SHEETS - APRIL 30, 1996 AND 1995





                                  ASSETS

                                                    1996       1995
Current assets:
  Cash and cash equivalents,
   including certificates of deposit
   of $2,600,000 in 1996 and
   $1,050,000  in 1995                          $2,740,386 $1,208,013
  Certificates of deposit                           96,000    635,000
  Accounts receivable, net of allowance
   for doubtful accounts of $25,000
   in 1996 and $30,000 in 1995                     370,474    398,237
  0ther receivables                                  1,750      1,429
  Inventories, supplies                             36,124     31,597
  Prepaid expenses                                  29,552     55,148

          Total current assets                   3,274,286  2,329,424

Property, plant and equipment, net               2,881,068  3,135,049

Other assets                                        48,237     25,787

                                                $6,203,591 $5,490,260


                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                             $   22,931 $   20,153
  Accrued expenses                                596,980    566,297
  Dividends payable                               981,666    829,582
  Income tax payable                               16,367

           Total current liabilities            1,617,944  1,416,032

Other liabilities, deferred compensation
  plan liability                                   37,800     13,600

Shareholders' equity
  Common stock, $0.50 stated value; authorized
   4,000,000 shares; issued and outstanding
   1,401,162 shares  in 1996 and 1995             700,581    700,581
  Capital in excess of stated value                24,069     24,069
  Retained earnings                             3,823,197  3,335,978

                                                4,547,847  4,060,628

                                               $6,203,591 $5,490,260








                    See notes to financial statements.


SWISS CHALET,INC.
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1996 AND 1995





                                                  1996       1995

Revenues:
  Rooms                                        $4,541,302 $4,099,141
  Telephone                                       161,723    155,519
  Rentals and other income                        447,351    408,615

                                                5,150,376  4,663,275
Expenses:
  Departmental:
    Cost of sales                                  88,120     86,038
    Payroll and related                         1,111,978  1,039,047
    Other                                         502,811    430,782
  Administrative and general                      762,360    738,686
  Marketing                                       162,135    163,731
  Property operation, maintenance and energy      529,700   512,481
  Property taxes and insurance                     36,546    121,547
  Depreciation and amortization                   279,112    311,888

                                                3,472,762  3,404,200

Income before income taxes                      1,677,614  1,259,075

Income taxes                                       69,465     52,607

Net income                                     $1,608,149 $1,206,468

Earnings per common share, net income          $     1.15 $     0.86




























                    See notes to financial statements.

SWISS CHALET,INC
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1996 AND 1995








                                      Capital of
                                       excess of
                                        stated
                    Common stock       value of    Retained   Shareholders
                  Shares    Amount   common stock  earnings      equity

Balance, May 1,
 1994         1,401,162    $700,581     $24,069 $3,110,323    $3,834,973

Dividends on
 common stock,
 $0.15 per share
 declared in
 October 1994
 and $0.55 per
 share declared
 in April 1995                                (   980,813)  (   980,813)

Net income                                      1,206,468     1,206,468

Balance, April
 30, 1995   1,401,162      700,581      24,069  3,335,978     4,060,628


Dividends on
 common stock,
 $0.15 per share
 declared in
 October 1995
 and $0.65 per
 share declared
 in April 1996                               ( 1,120,930)  ( 1,120,930)

Net income                                     1,608,149     1,608,149

Balance, April
 30, 1996   1,401,162    $700,581     $24,069 $3,823,197    $4,547,847

















                See notes to financial statements.

SWISS CHALET,INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1996 AND 1995


Increase (decrease) in cash and cash equivalents

                                                1996       1995
Cash flows from operating  activities:
  Net income                                 $1,608,149 $1,206,468
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Change in the fair value of the deferred
      compensation plan investment          (     7,000)
     Depreciation and amortization              279,112    311,888
     Provision for doubtful accounts
      receivable                                  9,691      5,101
     Change in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                     17,751 (   37,429)
         Inventories                        (     4,527)(    4,965)
         Prepaid:
           Expenses                              25,596 (   16,619)
           Income tax                                   (   10,074)
         Operating equipment                     13,807      4,835
       Increase (decrease) in:
         Accounts payable and accrued
          expenses                               33,461     32,601
         Deferred compensation liability                    24,200
         Income tax payable                      16,367 (   10,574)

        Total adjustments                       408,458    274,764

        Net cash provided by operating
          activities                          2,016,607  1,481,232

Cash flows from investing activities:
 Capital expenditures                      (     38,938)(  107,983)
 Redemption (acquisition) of certificates of
  deposit, net                                  539,000 (  362,500)
 Funding of deferred compensation plan           17,200)(   13,600)
 Principal collection from note receivable        1,750      1,584

   Net cash provided by investing
    activities                                  484,612 (  482,499)

Cash flows used in financing activities,
  dividends paid                            (   968,846)(  830,428)

Increase in cash and cash equivalents         1,532,373    168,305

Cash and cash equivalents, beginning          1,208,013  1,039,708

Cash and cash equivalents, ending            $2,740,386 $1,208,013

        Supplemental disclosure of cash flow information

                                                 1996        1995

Cash paid during the year for income taxes   $   53,098   $ 73,188


      Supplemental schedule of noncash financing activities

Dividends declared but unpaid                $  981,666  $ 829,582



               See notes to financial statements.
SWISS CHALET INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995






1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of business:

  The Company owns and operates the Hotel Pierre in San Juan, Puerto Rico. The hotel consists of 184 guest rooms and supporting facilities.

  The food and beverage facilities are leased to unrelated parties.

  Use of estimates in the preparation of financial statements:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Credit concentration:

  Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company places its cash, cash equivalents and certificates of deposit with high credit qualified financial institutions and, normally, limits the amount of credit exposure to any one financial institution. Accounts receivable result mainly from credit card charges and corporate accounts, therefore, there is no significant concentration of risk on these accounts.

  Cash equivalents:

  The Company considers all certificates of deposit with an original maturity of three months or less to be cash equivalents.

  Inventories:

  Inventories are stated at cost. Cost is determined on a first-in, first-out basis.

  Property, plant and equipment:

  Property, plant and equipment is stated at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the related assets.

  Deferred compensation plan:

  On April 28, 1994, the Company adopted a nonqualified deferred compensation plan for the benefit of a select group of management employees. In order to provide the necessary funds to satisfy its obligation to make benefit payments pursuant to the Plan, the Company acquired an annuity contract to invest amounts of deferred compensation. All rights in this annuity contract rest with the Company, which is the contract holder.

  Income taxes:

  Deferred income taxes are recorded to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year and for carryforwards. As of April 30, 1996 and 1995, no transaction resulted in deferred taxes.

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1996 AND 1995






1. NATURE OF BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES
                                                (CONTINUED):

  Fair value of financial instruments:

  During the year ended April 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments , which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position. The following is a summary of the estimated fair values (if determinable) of the Company s financial instruments.

  Cash and short-term investments: The carrying amounts of cash and short-term investments are a reasonable estimate of fair value.

  Deferred compensation plan: The deferred compensation plan liability and the carrying amount of the funds invested approximate fair value, as determined by the market value of the investment.

2.        PROPERTY AND EQUIPMENT:

                                                    1996        1995

  Land                                           $1,369,358  $1,369,358
  Buildings and improvements                      3,148,035   3,131,785
  Furniture and equipment                         1,358,278   1,642,959
                                                  5,875,671   6,144,102
   Less accumulated depreciation
    and amortization                              3,066,354   3,094,611
                                                  2,809,317   3,049,491
   Operating equipment, net                          71,751      85,558

                                                 $2,881,068  $3,135,049


3.        OTHER ASSETS:
                                                      1996         1995

          Note receivable                       $   10,437   $   12,187
          Deferred compensation plan investment     37,800       13,600

                                                $   48,237   $   25,787


4.        ACCRUED EXPENSES:
                                                      1996         1995

  Payroll and related                           $  358,590   $  271,973
  Room, property and municipal taxes                57,650      124,523
  Rent deposits                                     20,300       20,300
  Professional services                             32,600       32,600
  Utilities                                         51,119       38,023
  Travel agents commissions                          7,835       21,165
  Other                                             68,886       57,713

                                                $  596,980   $  566,297


SWISS CHALET INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1996 AND 1995






5.        TAX EXEMPTION GRANT:

  The Company has a tax exemption grant that provides for the following tax exemptions:

   Income taxes          90%, effective on May 1, 1994.  The Company
                         has the option to elect the ten specific years to be covered under the income tax exemption.

  Property taxes         95% for five years commencing on January 1,
                         1993 and 80% thereafter to December 31,
                         2002.

  Municipal license tax  100% from July 1, 1993 to June 30, 2003.

  Prior to obtaining the existing tax exemption grant, the Company had another tax exemption grant that provided similar benefits.

  Under the existing income tax exemption grant, the Company is required to invest at least 20% of its net income in certain qualified activities which include marketing and promotion, training programs and improvement of the property, among others.

  The Company's effective tax rate was 4.32% in 1996 and 4.18% in 1995. Income tax savings related to the tax exemption grants, including the effect on per share amounts, are as follows:

              Year                        Amount              Per share

              1996                       $635,000               $.45
              1995                       $476,000               $.34

6. EARNINGS PER COMMON SHARE:

  Earnings per common share were computed by dividing the net income by the weighted average number of shares outstanding, 1,401,162 in 1996 and 1995.

7. PENSION PLAN:

  The Company is required to contribute an average of $60 monthly ($55 to November 30, 1994) per union employee to a multiemployer pension plan maintained by the labor union. For those union employees hired after November 30, 1994, the pension plan contribution begins at 75% of the normal contribution, increasing by 5% annually until the normal contribution is reached. Actuarial present value of the plan s liability for benefits is not separately determinable, therefore, they are not presented. Required contributions were as follows:

                     Year                   Amount

                     1996                  $ 33,800
                     1995                    29,900



SWISS CHALET INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1996 AND 1995






8. COMMITMENTS:

  A profit sharing plan calls for distribution of profits among all union and nonunion employees based on certain percentages, varying from 2% to 15%, applied to different levels of profits, as defined. Profit sharing expense under this plan amounted to $220,350 in 1996 and $138,500 in 1995.

  The Company is a member of the Best Western International, Inc., a hotel organization that provides for a central reservations network. Fees paid amounted to $98,200 in 1996 and $100,700 in 1995.

  In April 1990, the Company entered into employment contracts with the two key management members to provide for severance benefits in the event their employment is terminated under circumstances stated in the contracts. The contracts are automatically renewed for twenty-four month periods, at the option of the Company. The Company elected to renew the contract for an additional twenty-four month period ending on March 31, 1997. Severance benefits consist basically of six months' salary plus certain fringe benefits. The management members are also entitled to receive the monthly base salary multiplied by the number of completed years of full-time employment with the Company, if they have not obtained an employment with another employer. In no event the severance payments shall exceed the equivalent of 18 months salary, plus the fringe benefits stated in the contracts.



HORWATH VELEZ SEMPRIT & CO.
Certified Public Accoutants/Business Advisors
A member of Horwath International

Edif. Royal Bank Center
255 Ave. Ponce de Leon Ste 201
San Juan, Puerto Rico 00917-1992








Board of Directors
Swiss Chalet, Inc.
Santurce, Puerto Rico

We hereby consent to the use in the Annual Report on Form 10-K under the Securities Exchange Act of 1934 of Swiss Chalet, Inc. of our report dated June 10, 1996 insofar as it relates to the financial statements and schedules of Swiss Chalet, Inc. as of April 30, 1996 and 1995 and for the years then ended.




                                             HORWATH VELEZ SEMPRIT & CO.



June 10, 1996