Form 10QSB
period 1996-07-31
SWISS CHALET INC
filed 1996-08-26
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: July 31, 1996.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

                               (787)721-1200
           (Registrant's telephone number, including area code)

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

Number of shares of Common Stock outstanding at July 31,1996: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JULY 1996 AND 1995

                           (UNAUDITED) - NOTE A


                                   THREE MONTHS ENDED
                                        JULY 31
                                   1996      1995
                                   ________________

Net Sales and                 $1,149,647     $1,040,711
Other Income


COST AND EXPENSES

Cost of Sales                     22,513         20,120

Operating Expenses               861,988        821,578
and other deductions


                              __________     ___________
NET INCOME                    $  265,146             199,013




Weighted Average               1,401,162      1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE                    0.19c            0.14c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                               JULY 31, 1996
                           (UNAUDITED) - NOTE A

                                                  JULY 31
                                                    1996
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $2,056,760
     C.D. (over 3 months)                            110,000
     Accounts Receivable, Net                        238,111
     Inventories                                      25,621
     Other Current Assets                         (      941)
                                                  __________
TOTAL CURRENT ASSETS                              $2,429,551

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 2,848,855

OTHER ASSETS                                          50,124
                                                  __________
TOTAL ASSETS                                      $5,328,530
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  393,454
     Dividends Payable                                82,484
                                                  __________
TOTAL CURRENT LIABILITIES                         $  475,938

Deferred Compensation Liability                       39,600


SHAREHOLDER'S EQUITY

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             4,088,342
                                                  __________
                                                  $4,812,992
                                                  __________
TOTAL LIABILITIES                                 $5,328,530
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

             FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

                           (UNAUDITED) - NOTE A



                                                THREE MONTHS ENDED
                                                      JULY 31
                                             1996              1995

Cash Flow from Operations :

     Net Income                         $  265,146     $  199,013
     Adjustments (net)                         556         43,504
                                        __________     __________
     Net Cash from operations           $  265,702     $  242,517



Cash Flow from Investing activities      (  50,145)    $  557,808

Cash Flow from Financing activities      ( 899,183)     ( 761,100)
                                         __________     _________


Increase/(Decrease) in Cash Flow        $( 683,626)    $   39,225


Cash and Cash equivalents - beginning    2,740,386      1,208,013

                                        __________     __________
Cash and Cash equivalents - ending      $2,056,760     $1,247,238

                            SWISS CHALET, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A  - BASIS OF PRESENTATION


     The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The unaudited Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the period presented. The interim results are not necessarily indicative of the results which may be expected for the full year. The subject Condensed Financial Statements should be read in conjunction with the summary of significant accounting policies set forth in Note 1 to the Financial Statements included in the Company's Annual Report to Shareholders for the year ended April 30, 1996.

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                                   THREE MONTHS ENDED
                                      JANUARY 31

                                    INCREASE
                                   (DECREASE)    %
                                   __________  _____

Net Sales & Other Income           $ 108,936    10.5

Cost of Sales                          2,393    11.9

Operation Expenses and                40,410     4.9
Other Deductions


Net Income                            66,133    33.2

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the three month period.


                       Occupancy                  Average Rate
                    1996      1995           1996           1995

     May            66%       65%            $86.96         $85.99
     June           70%       62%             87.16          84.03
     July           70%       69%             85.35          78.64

     Average 3 mon. 68%       65%            $86.48         $82.76


     The Company continues to pursue its policy of lower rates both for groups and special weekends packages. Payroll costs remain reasonably well contained while other expense has increased a modest amount from the prior year.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the three month period by $297,271 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


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