Form 10QSB
period 1996-10-31
SWISS CHALET INC
filed 1996-11-19
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: October 31, 1996.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at November 15,1996
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED OCTOBER 1996 AND 1995

                           (UNAUDITED) - NOTE A


                       SIX MONTHS ENDED         THREE MONTHS ENDED
                          OCTOBER 31                 OCTOBER 31
                     1996         1995         1996         1995
                    _____________________    _______________________

Net Sales and       $2,491,703    $2,155,689  $1,342,056   $1,114,978
Other Income


COST AND EXPENSES

Cost of Sales           43,653        41,592      21,140      21,472

Operating Expenses   1,752,756     1,629,810     890,768     808,232
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $  695,294       484,287     430,148     285,274



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE     0.49c         0.34c       0.31c        0.20c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             OCTOBER 31, 1996
                           (UNAUDITED) - NOTE A

                                                  OCTOBER 31
                                                    1996
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,775,434
     C.D. (over 3 months)                            110,000
     Accounts Receivable, Net                        403,033
     Inventories                                      18,726
     Other Current Assets                             74,229
                                                  __________
TOTAL CURRENT ASSETS                              $2,381,422

INVESTMENT IN TREASURY BILLS                         496,400

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 2,897,251

OTHER ASSETS                                          51,929
                                                  __________
TOTAL ASSETS                                      $5,827,002
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  459,648
     Dividends Payable                                81,014
                                                  __________
TOTAL CURRENT LIABILITIES                         $  540,662

Deferred Compensation Liability                       43,200

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             4,518,490
                                                  __________
                                                  $5,243,140
                                                  __________
TOTAL LIABILITIES                                 $5,827,002
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

                           (UNAUDITED) - NOTE A



                                                 SIX MONTHS ENDED
                                                   OCTOBER 31
                                             1996             1995

Cash Flow from Operations :

     Net Income                         $  695,294        $ 484,287
     Adjustments (net)                   (  98,175)         129,027
                                        __________         _________
     Net Cash from operations           $  597,119        $ 613,314



Cash Flow from Investing activities      ( 661,418)         533,044

Cash Flow from Financing activities      ( 900,653)       ( 761,100)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $( 964,952)      $  385,258


Cash and Cash equivalents - beginning    2,740,386        1,208,013

                                        __________        _________
Cash and Cash equivalents - ending      $1,775,434       $1,593,271

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


NOTE B  - PROVISIONS FOR INCOME TAX


     Local Income Tax is not provided for until the year end. however, if such provision had been made it would have amounted to less than $25,000.00 for the three month period.


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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                              SIX MONTHS ENDED    THREE MONTHS ENDED
                                 OCTOBER 31          OCTOBER 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $ 336,014     15.6    $ 227,078   20.4

Cost of Sales                     2,061      5.0  (       332) ( 1.5)

Operation Expenses and          122,946      7.5       82,536   10.2
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                      211,007     43.6      144,874   50.8

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the six month period.


                       Occupancy                       Average Rate
                    1996           1995          1996          1995

     May            66%            65%            $86.96    $85.99
     June           70%            62%             87.16     84.03
     July           70%            69%             85.35     78.64
     Aug            79%            69%             85.07     83.17
     Sept           82%            72%             87.65     83.36
     Oct            87%            67%             87.10     82.27


Average 6 months    76%            67%            $86.56    $82.85


     The Company had an excellent second quarter especially in September and October when , once again, the hotel had the good fortune to be selected as the temporary housing for Red Cross personnel coping with the hurricane relief efforts for "Hortense". The three year contract with union employees signed in December '94 containing average increases of less than 3% over the contract period has helped the Company to remain competitive in its market segment. In addition to labor costs the Company has been very successful in keeping expenses under control and, as a result, much of the sales increase has been reflected in the bottom line. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the six month period by $184,418 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :11/15/96                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer