Form 10QSB
period 1997-01-31
SWISS CHALET INC
filed 1997-02-25
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: January 31, 1997.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at February 24,1997
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED JANUARY 1997 AND 1996

                           (UNAUDITED) - NOTE A


                      NINE MONTHS ENDED         THREE MONTHS ENDED
                          JANUARY 31                 JANUARY 31
                       1997        1996          1997        1996
                    _____________________    _______________________

Net Sales and       $3,796,588    $3,510,054  $1,304,885   $1,354,365
Other Income


COST AND EXPENSES

Cost of Sales           57,375        64,179      13,722      22,587

Operating Expenses   2,670,449     2,546,233     917,693     916,423
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $1,068,764       899,642     373,470     415,355



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE    0.76c         0.64c       0.27c        0.30c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             JANUARY 31, 1997
                           (UNAUDITED) - NOTE A

                                                  JANUARY 31
                                                    1997
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,477,855
     C.D. (over 3 months)                                  0
     Accounts Receivable, Net                        391,074
     Inventories                                      10,275
     Other Current Assets                             67,463
                                                  __________
TOTAL CURRENT ASSETS                              $1,946,667

INVESTMENT IN TREASURY BILLS                         996,357


INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,001,192

OTHER ASSETS                                          54,816
                                                  __________
TOTAL ASSETS                                      $5,999,032
                                                  _________

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  531,335
     Dividends Payable                                84,519
                                                  __________
TOTAL CURRENT LIABILITIES                         $  615,854

Deferred Compensation Liability                       46,800

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             4,611,728
                                                  __________
                                                  $5,336,378
                                                  __________
TOTAL LIABILITIES                                 $5,999,032
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

                           (UNAUDITED) - NOTE A



                                             NINE MONTHS ENDED
                                                JANUARY 31
                                             1997             1996

Cash Flow from Operations :

     Net Income                         $ 1,068,764      $   899,642

     Adjustments (net)                       68,960          249,108
                                          ___________      _________
Net Cash from operations                $ 1,137,724      $ 1,148,750



Cash Flow from Investing activities      (1,222,875)         519,963

Cash Flow from Financing activities      (1,177,380)      (  968,611)
                                           __________       _________

Increase/(Decrease) in Cash Flow        $(1,262,531)     $   700,152


Cash and Cash equivalents - beginning     2,740,386        1,208,013

                                          __________      __________
Cash and Cash equivalents - ending      $ 1,477,855      $ 1,908,115

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                              NINE MONTHS ENDED   THREE MONTHS ENDED
                                 JANUARY 31          JANUARY 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $ 286,534      8.2    $( 49,480) ( 3.7)

Cost of Sales                  (  6,804)   (10.6)    (  8,865) (39.2)

Operation Expenses and          124,216      4.9        1,270    0.1
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                    $ 169,122     18.8    $( 41,885) (10.1)

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the nine month period.


                       Occupancy                   Average Rate
                  1996/97       1995/96          1996/97    1995/96

     May            66%            65%            $86.96    $85.99
     June           70%            62%             87.16     84.03
     July           70%            69%             85.35     78.64
     Aug            79%            69%             85.07     83.17
     Sept           82%            72%             87.65     83.36
     Oct            87%            67%             87.10     82.27
     Nov            71%            79%             84.87     82.58
     Dec            72%            78%             90.36     86.58
     Jan            76%            79%            108.87    105.35


Average 9 months    75%            71%            $89.34    $86.08

     The Company had an disappointing third quarter as occupancy levels were not able to sustain the growth of the first two quarters and, in fact, fell in each of the three months. Average Daily Rates reflected the modest increases built into our rate structure. The three year contract with union employees signed in December '94 containing average increases of less than 3% over the contract period has helped the Company to remain competitive in its market segment and, in addition to labor costs, the Company has been very successful in keeping expenses under control. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Although working capital decreased over the nine month period by $325,529 this was primarily due to a change in investment policy from short to longer term instruments. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :02/24/97                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer