Form 10KSB
period 1997-04-30
SWISS CHALET INC
filed 1997-07-02
CIK 95898

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

__X__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the Fiscal Year ended 4/30/1997

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES:X   NO:
Check that no disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10KSB or any amendment thereto : YES ( ) NO (x) Disclosure

State issuer's revenues for it's most recent fiscal year : $5,444,014.

As of April 30, 1997 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was : Please refer to Item 5.

As of April 30, 1997 the Registrant had 1,401,162 shares of Common Stock Issued and Outstanding.

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


                                    -1-
     The Registrant holds no patents, licenses, franchises or concessions, except that the Registrant is a member of the Best Western International, Inc. hotel organization. Registrant is connected to the central reservations system of Best Western International, Inc.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over-the-counter, however no Broker is consistently making a market in the stock. As a result, there is very little activity in the public trading market and the Company cannot furnish reliable high or low quotations from any Broker. During the year ended 4/30/97 the only material transaction for which the Company had price information took place at $6 per share in February 1997

     Mr. David C. Baumgarten who was the Chairman of the Board and owner of 449,713 shares of common stock died on April 26, 1995. As of the date of preparation of the Proxy Statement none of these shares had been distributed or otherwise disposed of. The Co-Executors of the Estate of David C. Baumgarten are Mr. Harvey Litwin (currently a director of the Company) and Mr. Robert Lasky.

     As of April 30, 1997 there were 532 holders of record of Common Stock.

     The schedule of dividends paid since 1986 is as follows:

          Record Date         Date Payable        Amount
          May 01,1997         June 6,1997         .70
          Nov 11,1996         Dec  6,1996         .20
          May 1, 1996         Jun  7,1996         .65
          Nov 15,1995         Dec  8,1995         .15
          May 1, 1995         Jun  2 1995         .55
          Dec 1, 1994         Dec  9,1994         .15
          May 2, 1994         Jun 3, 1994         .45
          Dec 1, 1993         Dec 10,1993         .15
          May 3, 1993         Jun 4, 1993         .25
          Dec 1, 1992         Dec 11,1992         .15
          May 1, 1992         Jun 4, 1992         .25
          Dec 2, 1991         Dec 17,1991         .15
          May 13,1991         Jun 4, 1991         .35
          Nov 30,1990         Dec 15,1990         .15
          May 1, 1990         Jun 4, 1990         .50
          Dec 1, 1989         Dec 15,1989         .15
          May 1, 1989         Jun 1, 1989         .25
          Nov 15,1988         Dec 15,1988         .15
          May 2, 1988         Jun 1, 1988         .20
          Dec 10,1987         Dec 15,1987         .10
          May 1, 1987         Jun 1, 1987         .15
          May 1, 1986         Jun 2, 1986         .10

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     Revenues over the past two years were $5,150,376 in Fiscal year 1996 and $5,444,014 in Fiscal year 1997.

          A BREAKDOWN OF SALES FOR THE TWO YEAR PERIOD FOLLOWS :

                         1997                     1996

ROOMS               $4,827,512               $4,541,302

TELEPHONE              165,567                  161,723

RENTALS                262,378                  268,103

OTHER INCOME           188,557                  179,248

TOTAL REVENUE       $5,444,014               $5,150,376

     The Company had an outstanding year with consistently higher occupancy levels ( especially in September and October 1996 when Red Cross used the hotel as a headquarters for hurricane relief efforts in Puerto Rico). Expenses remained well controlled and much of the increase in payroll costs could be attributed to profit sharing based on record earnings for the 1997 fiscal year.
     On April 24, 1986 the Company was granted a partial tax exemption grant for ten years which was extended in March of 1993 for a further ten years. The terms of these exemptions are explained more fully in Note 5 of the Financial Statements included in this report.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of Working Capital is from funds provided by operations. The Company believes that its excess cash from operations will be sufficient to finance its long and short-term capital needs as currently projected, including the payment of accrued dividends.

     The Company is studying various alternatives for development of its available property. As one of the key components in any proposal is the construction of a multi-floor parking garage the Company is setting aside cash reserves with the intention of substantially contributing to the construction cost of this part of the development.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Registrant are included as a part of this report following Part III Item 13.


ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
DISCLOSURE

     There were no disagreements on accounting or financial disclosure matters with the Company's independent auditors during the two year period ended April 30, 1997.

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The By-Laws of the Corporation presently provide that the number of directors shall be not less than (6) six nor more than fifteen (15) directors. At the present time the Corporation has eight (8) directors all of whom were elected for a one (1) year term on October 5, 1996, as follows :

NAME                     PRINCIPAL OCCUPATION AND      DIRECTOR
                         OTHER INFORMATION             SINCE
=================================================================
Patrick D. Baumgarten    Mr.Baumgarten, son of the late     1988
                         David C. Baumgarten is Assistant
                         Controller of the Agency for
                         Performing Arts, Inc. (theatrical
                         agents), which has been his principal
                         occupation for more than the past five
                         years.
                                             Age 45

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
                                             Age 92

B.Chester Hryniewicz     President of the Corporation       1976
                         Mr.Hryniewicz has been President of
                         the Corporation since 1982.
                         Mr.Hryniewicz is an independent
                         financial consultant, which has
                         been his principal occupation for
                         more than the past five years.
                                             Age 66
                                                   -5-


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
                                             Age 66

Jose Ramirez             Mr. Ramirez is an architect and    1991
                         the principal of Jose Ramirez
                         Associates, a local architectural
                         firm and acts as design consultant
                         for the hotel and restaurant industry.
                         These have been his principal
                         occupations for the past five years.
                                             Age 42

Peter D. Somech          Treasurer of the Corporation.      1988
                         Mr.Somech has been Treasurer of
                         the Corporation since 1985, his
                         principal occupation. From 1983 to
                         the present time Mr. Somech has also
                         served as Controller of the Corporation.
                                             Age 53

Wallace Valencia         Mr. Valencia is President of       1987
                         Valencia Shipping Agency,Inc.
                         (shipping agents) which has been his
                         principal occupation for the past
                         five years. He is also Vice President
                         of Sea Land of Puerto Rico,Inc.
                         A position he has occupied for more
                         than the past five years.
                                   Age 69

Gustavo Velez Toro       Executive Vice President of the    1977
                         Corporation. Mr.Velez has been
                         Executive Vice President of the
                         Corporation since 1982, his principal
                         occupation. From 1979 to the present
                         Mr. Velez has also served as General
                         Manager of the Hotel.
                                             Age 58

SECTION 16 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires the officers, directors, and persons owning more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership to the Securities and Exchange Commission and are required to furnish the Company with copies of such reports.

     Based solely on review of the copies of these forms furnished to the Company, or written representations from its officers and directors, the Company believes that for the fiscal year ended April 30, 1997, the Company complied in all respects with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934. Mr. David C. Baumgarten, who was Chairman of the Board and owner of 449,713 shares of Common Stock, died on April 26, 1995. The co-executors of the estate are Mr. Harvey Litwin ( a Director of the Company) and Mr. Robert Lasky and, until these shares are either distributed or otherwise disposed of, ownership is shown in our records as "Estate of David C. Baumgarten".


ITEM 10 EXECUTIVE COMPENSATION

     The Chief Executive Officer of the Company is Mr.B.Chester Hryniewicz who is the Company President. His compensation paid in the fiscal year ended April 30, 1997 was as follows :

                              SALARY    BONUS     STOCK     OTHER
                              ======    =====     =====     =====
B.Chester Hryniewicz          $16,200   $4,836    NONE        -

     No employee, executive, or officer received compensation in excess of $100,000 during the fiscal year.

     During the fiscal year ended April 30, 1997 the directors of the Corporation were paid a fee of $200 for each meeting attended with the exception of two meetings of the Executive Committee where fees were waived. Aggregate Directors Fees totalled $4,800.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The only persons, to the knowledge of the Corporation, who beneficially owned more than five per cent (5%) of the outstanding Common Stock of the Corporation as of June 30, 1997 were the following:

Name & Address           Number of Shares    Percent of Shares
                         Beneficially Owned  Eligible to vote
==============           ==================  =================

Estate of David C. Baumgarten       449,713             32.10%
c/o Harvey Litwin APA
888 7th Ave
New York, NY 10106

Pierre Lohner                        85,808              6.12%
P.O. Box 6602
Santurce, P.R. 00914

B. Chester Hryniewicz                70,299              5.01%
1307 Magdalena Ave Apt 2
Condominio Placid Park
Puerto Rico 00907-1976

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

               Independent Auditors' Report

               Balance Sheets as of April 30, 1997 and 1996

               Statements of Operations for the years ended
               April 30, 1997 and 1996

               Statement of Shareholders' Equity for the years ended April 30, 1997 and 1996

               Statements of Cash Flows for the years ended
               April 30, 1997 and 1996

               Notes to Financial Statements

(A) (3) Exhibits

               (11) Computation of Earnings per share

               (22) Subsidiaries of the Company

               (24) Consent of Independent Accountants


(B) REPORTS ON FORM 8K

     No reports on Form 8K were filed during the three-month period ended April 30, 1997.













                                   --9-

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SWISS CHALET, INC.


                                   _________________________
                                   B.CHESTER HRYNIEWICZ
                                   President and Director
                                   July  7, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_________________________          _________________________
B.CHESTER HRYNIEWICZ               JOHN BRADLEY
President and Director             Secretary and Director
July  1, 1997                      July  1, 1997



_________________________          _________________________
GUSTAVO VELEZ TORO                 WALLACE VALENCIA
Executive Vice President and       Director
Director
July  1, 1997                      July  1, 1997



_________________________
PETER D. SOMECH
Treasurer, Director, & Chief Financial Officer
July  1, 1997






                                   -10-





                                             EXHIBIT 11





                     SWISS CHALET, INC. AND SUBSIDIARY
                     COMPUTATION OF EARNINGS PER SHARE





                                   YEAR ENDED APRIL 30
                                   1997               1996


Net Income                    $1,738,842          $1,608,149

Weighted Average Number        1,401,162           1,401,162
of Shares Outstanding

Net Earnings Per              $     1.24                1.15
Common Share

























                                   -E1-




                                             EXHIBIT 22




                     SWISS CHALET, INC. AND SUBSIDIARY
                       SUBSIDIARY OF THE REGISTRANT








Subsidiary                    :    FRASCATI, INC.


State of Incorporation        :    PUERTO RICO





Inactive as of April 30, 1997
























                                   -E2-








SWISS CHALET, INC.
FINANCIAL STATEMENTS
WITH INDEPENDENT AUDITORS' REPORT
YEARS ENDED APRIL 30, 1997 AND 1996




                         CONTENTS


                                                       Page

Independent auditors' report                            1

Financial statements:

     Balance sheets                                     2


     Statements of operations                           3


     Statements of shareholders' equity                 4


     Statements of cash flows                           5-6


     Notes to financial statements                      7-11

























INDEPENDENT AUDITORS' REPORT




Board of Directors
Swiss Chalet, Inc.
San Juan, Puerto Rico


     We have audited the accompanying balance sheets of Swiss Chalet, Inc. as of April 30, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Chalet, Inc. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                   HORWATH VELEZ SEMPRIT & CO. PSC




     June  3, 1997.
Stamp Number 1446315 was
affixed to the original
of this report




                                                                      1
SWISS CHALET, INC.
BALANCE SHEETS - APRIL 30, 1997 AND 1996.

                              ASSETS

Current assets:                                1997            1996
  Cash and cash equivalents including
  certificates of deposit of $1,810,000
  and U.S. Treasury Bills of $403,857 in
  1997 and $2,600,000 in 1996                $2,282,403     $2,740.386
Securities held to maturity                     998,149         96,000
Accounts receivable, net of allowance for
  doubtful accounts of $35,0000 in 1997 and
  $25,000 in 1996                               381,750        370,474
Other receivables                                 3,064          1,750
Inventories, supplies                            40,282         36,124
Prepaid expenses                                 40,854         29,552

          Total current assets                3,746,502      3,274,286

Property, plant and equipment, net            3,001,692      2,881,068

Other assets                                     57,104         48,237


                                             $6,805,298     $6,203,591

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   42,623     $   22,931
  Accrued expenses                              620,930        596,980
  Dividends payable                           1,065,332        981,666
  Income tax payable                              2,170         16,367

     Total current liabilities                1,731,055      1,617,944

Other liabilities, deferred compensation plan
  liability                                      48,600         37,800

Shareholders' equity
  Common stock,$0.50 stated value; authorized
  4,000,000 shares; issued and outstanding
  1,401,162 shares in 1997 and 1996             700,581        700,581
Capital in excess of stated value                24,069         24,069
Retained earnings                             4,300,993      3,823,197

                                              5,025,643      4,547,847

                                             $6,805,298     $6,203,591

          See notes to financial statements.                          2


SWISS CHALET, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1997 AND 1996



                                               1997           1996


Revenues:
  Rooms                                      $4,827,512     $4,541,302
  Telephone                                     165,567        161,723
  Rentals and other income                      450,935        447,351

                                              5,444,014      5,150,376

Expenses:
  Departmental:
    Cost of sales                                87,035         88,120
    Payroll and related                       1,164,461      1,111,978
    Other                                       528,697        502,811
  Administrative and general                    765,587        762,360
  Marketing                                     157,591        162,135
  Property operation, maintenance and energy    585,073        529,700
  Property taxes and insurance                   82,730         36,546
  Depreciation                                  259,499        279,112

                                              3,630,673      3,472,762

Income before income taxes                    1,813,341      1,677,614

Income taxes                                     74,499         69,465

Net income                                   $1,738,842     $1,608,149

Earnings per common share, net income        $     1.24     $     1.15
















          See notes to financial statements.                          3


SWISS CHALET, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1997 AND 1996



                                        Capital in
                                        excess of
                                        stated value             Share -
                      Common stock      of             Retained  holders
                     Shares    Amount   common stock   earnings  equity


Balance, 05/01/95   1,401,162  $700,581  $ 24,069   $3,335,978 $4,060,628

Dividends on common
stock,$0.15 per share
declared in October
1995 and $0.65 per
share declared in
April 1996                                          (1,120,930)(1,120,930)

Net income                                           1,608,149  1,608,149

Balance, 04/30/96   1,401,162  700,581    24,069     3,823,197  4,547,847


Dividends on common
stock, $0.20 per share
declared in October 1996
and $0.70 per share
declared in April 1997                              (1,261,046)(1,261,046)

Net income                                           1,738,842  1,738,842

Balance, 04/30/97   1,401,162 $700,581  $ 24,069    $4,300,993 $5,025,643



          See notes to financial statements.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1997 AND 1996.


Increase (decrease) in cash and cash equivalents


                                                  1997           1996

Cash flows from operating activities:
     Net income                              $1,738,842     $1,608,149
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Change in the fair value of the
        deferred compensation plan investment     7,600    (     7,000)
       Depreciation                             259,499        279,112
       Provision for doubtful accounts
        receivable                                7,897          9,691
       Change in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                (   20,487)        17,751
          Inventories                        (    4,158)    (    4,527)
          Prepaid expenses                   (   11,302)        25,596
          Operating equipment                (    6,787)        13,807
       Increase (decrease) in:
          Accounts payable and accrued
           expenses                              43,642         33,461
          Deferred compensation liability        10,800         24,200
          Income tax payable                 (   14,197)        16,367

     Total adjustments                          272,507        408,458

     Net cash provided by operating
      activities (carried forward)            2,011,349      2,016,607



          Continued.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED APRIL 30, 1997 AND 1996


Increase (decrease) in cash and cash equivalents


                                                  1997           1996


     Net cash provided by operating
      activities (brought forward)            2,011,349      2,016,607

Cash flows from investing activities:
 Capital expenditures                        (  373,336)    (   38,938)
 Redemption of Securities held to maturity       96,000        635,000
 Acquisition of Securities held to maturity  (  998,149)    (   96,000)
 Funding of deferred compensation plan       (   18,400)    (   17,200)
  Principal collection from note receivable       1,933          1,750

     Net cash provided by (used in)
      investing activities                   (1,291,952        484,612

Cash flows used in financing activities,
  dividends paid                             (1,177,380)    (  968,846)

Increase (decrease) in cash and
 cash equivalents                            (  457,983)     1,532,373

Cash and cash equivalents, beginning          2,740,386      1,208,013

Cash and cash equivalents, ending            $2,282,403     $2,740,386


               Supplemental disclosure of cash flow information


                                                  1997           1996


Cash paid during the year for income taxes   $   88,696     $   43,024

          Supplemental schedule of noncash financing activities

Dividends declared but unpaid                $1,065,332     $  981,666



          See notes to financial statements.

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996

1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES:

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

  Credit concentration:

  Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, held-to-maturity securities, and accounts receivable. The Company places its cash and cash equivalents with high credit qualified financial institutions and, normally, limits the amount of credit exposure to any one financial institution.Held-to maturity securities are principally
 U.S Treasury Bills. Accounts receivable result mainly from credit card charges and corporate accounts. Therefore, management believes that there is no significant concentration of credit risk on the Company's financial statements.

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

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1997 AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES (CONTINUED):

  Fair value of financial instruments:

   The Company follows Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Statements", which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position. The following is a summary of the estimated fair values (if determinable) of the Company's financial instruments.

   Cash and short-term investments: For cash and the short-term instruments the carrying amount is a reasonable estimate of fair value.

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

   Income taxes:

   Deferred income taxes are recorded, when needed, to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year and for carryforwards. As of April 30, 1997 and 1996, no transaction resulted in deferred taxes.

   Investments:

   The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for certain investments in Debt and Equity Securities". Management determines the appropriate classification of its investments at the time of acquisition and reassesses such determination at balance sheet date. As of April 30, 1997 securities held by the Company consisted of U.S. Treasury Bills which were classified as held to maturities. Held to maturity securities are carried at amortized cost, which approximates fair value, and represent securities maturing within less than one year.
                                                                      8


SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1997 AND 1996



2. PROPERTY AND EQUIPMENT:

                                        1997           1996

     Land                          $1,369,358     $1,369,358
     Buildings and improvements     3,395,594      3,148,035
     Furniture and equipment          971,322      1,358,278
                                   $5,736,274     $5,875,671

     Less accumulated depreciation  2,813,120      3,066,354
                                    2,923,154      2,809,317
     Operating equipment, net          78,538         71,751

                                   $3,001,692     $2,881,068


3. OTHER ASSETS:

                                        1997           1996

     Note receivable               $    8,504     $   10,437
     Deferred compensation plan
     investment                        48,600         37,800
                                   $   57,104     $   48,237

4. ACCRUED EXPENSES:

                                        1997           1996

     Payroll and related           $  386,288     $  358,590
     Room,property and municipal tax   65,507         57,650
     Rent deposits                     20,300         20,300
     Professional services             33,000         32,600
     Utilities                         36,562         51,119
     Travel agent commissions           7,392          7,835
     Other                             71,881         68,886

                                   $  620,930     $  596,980







                                                                      9


SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1997 AND 1996



5. TAX EXEMPTION GRANT:

     The Company has a tax exemption grant that provides for the following tax exemptions :

     Income taxes                  90%, effective on May 1, 1994. The
                                   Company has the option to elect the ten
                                   specific years to be covered under the
                                   income tax exemption.

     Property taxes                95% for five years commencing of January
                                   1, 1993 and 80% thereafter to December
                                   31, 2002.

     Municipal license tax         100% from July 1, 1993 to June 30, 2003.


          Under the existing income tax exemption grant, the Company is required to invest at least 20% of its net income in certain qualified activities which include marketing and promotion, training programs and improvement of the property, among others.

     The Company's effective tax rate was 4.28% in 1997 and 4.32% in 1996. Income tax savings related to the tax exemption grants, including the effect on per share amounts, are as follows:

          Year           Amount         Per share
          1997           $632,704       $ .45
          1996           $635,000       $ .45


6. EARNINGS PER COMMON SHARE:

     Earnings per common share were computed by dividing the net income by the weighted average number of shares outstanding, 1,401,162 in 1997 and 1996.










                                                                      10

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1997 AND 1996


7. PENSION PLAN:

     The Company is required to contribute an average of $60 monthly per union employee to a multiemployer pension plan maintained by the labor union. For those union employees hired after November 30, 1994, the pension plan contribution begins at 75% of the normal contribution, increasing by 5% annually until the normal contribution is reached. Actuarial present value of the plan's liability for benefits is not separately determinable, therefore, they are not presented. Required contributions were as follows:

               Year                     Amount

               1997                     $ 37,600
               1996                     $ 33,800


8. COMMITMENTS:

     A profit sharing plan calls for distribution of profits among all union and nonunion employees based on certain percentages, varying from 2% to 15%, applied to different levels of profits, as defined. Profit sharing expense under this plan amounted to $248,907 in 1997 and $220,350 in 1996.

     The Company is a member of the Best Western International, Inc., a hotel organization that provides for a central reservations network. Fees paid amounted to $98,300 in 1997 and $ 98,200 in 1996

     In April 1990, The Company entered into employment contracts with the two key management members to provide for severance benefits in the event their employment is terminated under circumstances stated in the contracts. The contracts are automatically renewed for twenty-four month periods, at the option of the Company. The Company elected to renew the contract for an additional twenty-four month period ending on March 31, 1999. Severance benefits consist basically of six months' salary plus certain fringe benefits. The management members are also entitled to receive the monthly base salary multiplied by the number of completed years of full-time employment with the Company, if they have not obtained an employment with another employer. In no event the severance payments shall exceed the equivalent of 18 months salary, plus the fringe benefits stated in the contracts.






                                                                      11






Board of Directors
Swiss Chalet Inc
Santurce
Puerto Rico




We hereby consent to the use in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Swiss Chalet Inc. of our report dated June 3, 1997 insofar as it relates to the financial statements and schedules of Swiss Chalet Inc. as of April 30,1997 and 1996 and for the years then ended.





                                       HORWARTH VELEZ SEMPRIT & CO. PSC
June 3, 1997