Form 10QSB
period 1997-07-31
SWISS CHALET INC
filed 1997-09-02
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: July 31, 1997.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at July 31,1997: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JULY 1997 AND 1996

                           (UNAUDITED) - NOTE A


                                   THREE MONTHS ENDED
                                        JULY 31
                                   1997      1996
                                   ________________

Net Sales and                 $1,174,401     $1,149,647
Other Income


COST AND EXPENSES

Cost of Sales                     19,192         22,513

Operating Expenses               866,674        861,988
and other deductions


                              __________     ___________
NET INCOME                    $  288,535             265,146




Weighted Average               1,401,162      1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE                    0.21c            0.19c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                               JULY 31, 1997
                           (UNAUDITED) - NOTE A

                                                  JULY 31
                                                    1997
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,755,501
     Securities held to maturity                   1,004,642
      Accounts Receivable, Net                       243,964
     Inventories                                      37,526
     Other Current Assets                             30,716
                                                  __________
TOTAL CURRENT ASSETS                              $3,072,349

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 2,968,176

OTHER ASSETS                                          67,116
                                                  __________
TOTAL ASSETS                                      $6,107,641
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  638,719
     Dividends Payable                                96,545
                                                  __________
TOTAL CURRENT LIABILITIES                         $  735,264

Deferred Compensation Liability                       58,200


SHAREHOLDER'S EQUITY

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             4,589,527
                                                  __________
                                                  $5,314,177
                                                  __________
TOTAL LIABILITIES                                 $6,107,641
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

             FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996

                           (UNAUDITED) - NOTE A



                                                THREE MONTHS ENDED
                                                      JULY 31
                                             1997              1996

Cash Flow from Operations :,

     Net Income                         $  288,535     $  265,146
     Adjustments (net)                     188,453*           556
                                        __________     __________
     Net Cash from operations           $  476,988     $  265,702



Cash Flow from Investing activities      (  35,102)    $(  50,145)

Cash Flow from Financing activities      ( 968,788)     ( 899,183)
                                         __________     _________


Increase/(Decrease) in Cash Flow        $( 526,902)    $( 683,626)


Cash and Cash equivalents - beginning    2,282,403      2,740,386

                                        __________     __________
Cash and Cash equivalents - ending      $1,755,501*    $2,056,760




*Includes approx. $220,000 credited to the bank account in error by Company's securities broker. This was corrected in August.

                            SWISS CHALET, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A  - BASIS OF PRESENTATION


     The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The unaudited Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the period presented. The interim results are not necessarily indicative of the results which may be expected for the full year. The subject Condensed Financial Statements should be read in conjunction with the summary of significant accounting policies set forth in Note 1 to the Financial Statements included in the Company's Annual Report to Shareholders for the year ended April 30, 1997.

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                                   THREE MONTHS ENDED
                                         JULY 31

                                    INCREASE
                                   (DECREASE)    %
                                   __________  _____

Net Sales & Other Income           $  24,754     2.2

Cost of Sales                       (  3,321)  (14.8)

Operation Expenses and                 4,686     0.5
Other Deductions


Net Income                            23,389     8.8

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the three month period.


                       Occupancy                  Average Rate
                    1996      1995           1996           1995

     May            64%       66%            $89.00         $86.96
     June           72%       70%             90.16          87.16
     July           71%       70%             85.86          85.35

     Average 3 mon. 69%       68%            $88.30         $86.48


     The Company continues to pursue its policy of competitive rates both for groups and special weekends packages during the slower summer season. Despite increased competition (with more hotel rooms due to open this year) the Company has been able to retain the progress in income and occupancy made last fiscal year. Expense and payroll have been well controlled. A decline in revenues and profitability is expected in the upcoming quarter when compared to the prior year as the Company was used as a center for hurricane relief efforts during September and October 1996 which created an unusual degree of profitability in what are,traditionally, slow months.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the three month period by $263,439 and, as mentioned in previous reports, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE : Aug 27, 1997                BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer