Form 10QSB
period 1997-10-31
SWISS CHALET INC
filed 1997-11-25
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: October 31, 1997.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at November 10,1997
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED OCTOBER 1997 AND 1996

                           (UNAUDITED) - NOTE A


                       SIX MONTHS ENDED         THREE MONTHS ENDED
                          OCTOBER 31                 OCTOBER 31
                     1997         1996         1997         1996
                    _____________________    _______________________

Net Sales and       $2,404,041    $2,491,703  $1,229,640   $1,342,056
Other Income


COST AND EXPENSES

Cost of Sales           41,861        43,653      22,669      21,140

Operating Expenses   1,775,131     1,752,756     908,457     890,768
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $  587,049       695,294     298,514     430,148



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE          0.42c         0.49c       0.21c        0.31c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             OCTOBER 31, 1997
                           (UNAUDITED) - NOTE A

                                                  OCTOBER 31
                                                    1997
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,956,563
     Securities held to maturity                     819,734
     Accounts Receivable, Net                        337,723
     Inventories                                      34,615
     Other Current Assets                             50,876
                                                  __________
TOTAL CURRENT ASSETS                              $3,199,511

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 2,977,503

OTHER ASSETS                                          70,865
                                                  __________
TOTAL ASSETS                                      $6,247,879
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  476,998
     Dividends Payable                                96,390
                                                  __________
TOTAL CURRENT LIABILITIES                         $  573,388

Deferred Compensation Liability                       61,800

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             4,888,041
                                                  __________
                                                  $5,612,691
                                                  __________
TOTAL LIABILITIES                                 $6,247,879
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

                           (UNAUDITED) - NOTE A



                                                 SIX MONTHS ENDED
                                                   OCTOBER 31
                                             1997             1996

Cash Flow from Operations :

     Net Income                         $  587,049       $  695,294
     Adjustments (net)                     168,839        (  98,175)
                                        __________         _________
     Net Cash from operations           $  755,888       $  597,119



Cash Flow from Investing activities      ( 112,786)       ( 661,418)

Cash Flow from Financing activities      ( 968,942)       ( 900,653)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $( 325,840)      $( 964,952)


Cash and Cash equivalents - beginning    2,282,403        2,740,386

                                        __________        _________
Cash and Cash equivalents - ending      $1,956,563       $1,775,434

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                              SIX MONTHS ENDED    THREE MONTHS ENDED
                                 OCTOBER 31          OCTOBER 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $( 87,662)    (3.5)   $(112,416) ( 8.4)

Cost of Sales                  (  1,792)    (4.1)       1,529    7.2

Operation Expenses and           22,375      1.3       17,689    2.0
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                     (108,245)   (15.5)     131,634  (30.6)

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the six month period.


                       Occupancy                       Average Rate
                    1997           1996          1997          1996

     May            64%            66%            $89.00    $86.96
     June           72%            70%             90.16     87.16
     July           71%            70%             85.86     85.35
     Aug            79%            79%             85.95     85.07
     Sept           64%            82%             88.70     87.65
     Oct            75%            87%             87.90     87.10


Average 6 months    71%            76%            $87.85    $86.56


     As reported in previous filings the Company had benefited, in the prior year, from an unusually high occupancy during September and October due to the hurricane relief efforts conducted by the Red Cross using the hotel as their base. As this situation did not recur in the current year the Company suffered considerably lower income in those months. Payroll and other expense remained well controlled during both of the first two quarters. The Company has reached an agreement (awaiting final signature) with it's unionized employees covering three years from December 1,1997 during which period wage increases will be less than 3% per annum. This should allow the Company to maintain competitive rates with new hotels as they open during the year. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the six month period by $610,676 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :11/25/97                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer