Form 10QSB
period 1998-01-31
SWISS CHALET INC
filed 1998-02-27
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: January 31, 1998.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at February 15,1998
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED JANUARY 1998 AND 1997

                           (UNAUDITED) - NOTE A


                      NINE MONTHS ENDED         THREE MONTHS ENDED
                         JANUARY 31                  JANUARY 31
                     1998         1997         1998         1997
                    _____________________    _______________________

Net Sales and       $3,774,617    $3,796,588  $1,370,576   $1,304,885
Other Income


COST AND EXPENSES

Cost of Sales           63,559        57,375      21,698      13,722

Operating Expenses   2,722,141     2,670,449     947,010     917,693
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $  988,917     1,068,764     401,868     373,470



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE          0.71c         0.76c       0.29c        0.27c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             JANUARY 31, 1998
                           (UNAUDITED) - NOTE A

                                                  JANUARY 31
                                                    1998
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,754,995
     Securities held to maturity                   1,228,960
     Accounts Receivable, Net                        396,448
     Inventories                                      40,776
     Other Current Assets                             46,709
                                                  __________
TOTAL CURRENT ASSETS                              $3,467,888

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 2,926,701

OTHER ASSETS                                          73,847
                                                  __________
TOTAL ASSETS                                      $6,468,436
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  568,839
     Dividends Payable                                99,870
                                                  __________
TOTAL CURRENT LIABILITIES                         $  668,709

Deferred Compensation Liability                       65,400

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             5,009,677
                                                  __________
                                                  $5,734,327
                                                  __________
TOTAL LIABILITIES                                 $6,468,436
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

                           (UNAUDITED) - NOTE A



                                               NINE MONTHS ENDED
                                                 JANUARY 31
                                           1998                1997

Cash Flow from Operations :

     Net Income                        $   988,917       $1,068,764
     Adjustments (net)                      73,009           68,960
                                        __________         _________
     Net Cash from operations          $ 1,061,926       $1,137,724



Cash Flow from Investing activities     (  343,639)      (1,222,875)

Cash Flow from Financing activities     (1,245,695)      (1,177,380)
                                         __________       _________


Increase/(Decrease) in Cash Flow       $(  527,408)     $(1,262,531)


Cash and Cash equivalents - beginning    2,282,403        2,740,386

                                        __________        _________
Cash and Cash equivalents - ending      $1,754,995       $1,477,855

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                 JANUARY 31          JANUARY 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $( 21,971)    (0.6)   $  65,691    5.0

Cost of Sales                     6,184     10.8        7,976   55.9

Operation Expenses and           51,692      1.9       29,317    3.2
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                     ( 79,847)   ( 7.5)      28,398    7.6

                            SWISS CHALET, INC.

     The comparative table of occupancies and average rates is shown below for the six month period.

                       Occupancy                      Average Rate
                  1997/98        1996/97          1997/98     1996/97

     May            64%            66%            $89.00    $86.96
     June           72%            70%             90.16     87.16
     July           71%            70%             85.86     85.35
     Aug            79%            79%             85.95     85.07
     Sept           64%            82%             88.70     87.65
     Oct            75%            87%             87.90     87.10
     Nov            76%            71%             87.16     84.87
     Dec            74%            72%             92.13     90.36
     Jan            76%            76%            108.34    108.87

Average 9 months    72%            75%            $90.67    $89.34


     As reported in previous filings the Company had benefited, in the prior year, from an unusually high occupancy during September and October due to the hurricane relief efforts conducted by the Red Cross using the hotel as their base. As this situation did not recur in the current year the Company suffered considerably lower income in those months. During the quarter covered by this report the Company had an overall increase in occupancy resulting in a modest gain in net profit for the quarter. Payroll and other expense remained well controlled during each of the first three quarters. The Company has reached an agreement with it's unionized employees covering three years from December 1,1997 during which period wage increases will be less than 3% per annum. This should allow the Company to maintain competitive rates with new hotels as they open during the year. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the nine month period by $783,732 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :02/27/98                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer