Form 10KSB
period 1998-04-30
SWISS CHALET INC
filed 1998-06-26
CIK 95898

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

__X__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the Fiscal Year ended 4/30/1998

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

Check that no disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10KSB or any amendment thereto : YES ( ) NO (x) Disclosure

State issuer's revenues for it's most recent fiscal year : $5,320,145.

As of April 30, 1998 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was : Please refer to Item 5.

As of April 30, 1998 the Registrant had 1,401,162 shares of Common Stock Issued and Outstanding.

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

     Some of the Company's employees are represented by the local chapter of the Union de Tronquistas (Teamsters) and in November of 1997 a new three year contract was negotiated which expires on 11/30/2000.

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

                                  PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over-the-counter, however no Broker is consistently making a market in the stock. As a result, there is very little activity in the public trading market and the Company cannot furnish reliable high or low quotations from any Broker. During the year ended 4/30/98 transactions for which the Company had price information took place at between $6 and $7 per share and on May 1,1998 a transaction took place at $8.50 per share

     Mr. David C. Baumgarten who was the Chairman of the Board and owner of 449,713 shares of common stock died on April 26, 1995. As of the date of preparation of the Proxy Statement none of these shares had been distributed or otherwise disposed of. The Co-Executors of the Estate of David C. Baumgarten are Mr. Harvey Litwin (currently a director of the Company) and Mr. Robert Lasky.

     As of April 30, 1998 there were 521 holders of record of Common Stock.

     The schedule of dividends paid since 1986 is as follows:

          Record Date         Date Payable        Amount
          May 01,1998         June 5,1998         .70
          Nov 10,1997         Dec 05,1997         .20
          May 01,1997         June 6,1997         .70
          Nov 11,1996         Dec  6,1996         .20
          May 1, 1996         Jun  7,1996         .65
          Nov 15,1995         Dec  8,1995         .15
          May 1, 1995         Jun  2 1995         .55
          Dec 1, 1994         Dec  9,1994         .15
          May 2, 1994         Jun 3, 1994         .45
          Dec 1, 1993         Dec 10,1993         .15
          May 3, 1993         Jun 4, 1993         .25
          Dec 1, 1992         Dec 11,1992         .15
          May 1, 1992         Jun 4, 1992         .25
          Dec 2, 1991         Dec 17,1991         .15
          May 13,1991         Jun 4, 1991         .35
          Nov 30,1990         Dec 15,1990         .15
          May 1, 1990         Jun 4, 1990         .50
          Dec 1, 1989         Dec 15,1989         .15
          May 1, 1989         Jun 1, 1989         .25
          Nov 15,1988         Dec 15,1988         .15
          May 2, 1988         Jun 1, 1988         .20
          Dec 10,1987         Dec 15,1987         .10
          May 1, 1987         Jun 1, 1987         .15
          May 1, 1986         Jun 2, 1986         .10

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     Revenues over the past two years were $5,444,014 in Fiscal year 1997 and $5,320,145 in Fiscal year 1998.

          A BREAKDOWN OF SALES FOR THE TWO YEAR PERIOD FOLLOWS :

                         1998                     1997

ROOMS               $4,681,249               $4,827,512

TELEPHONE              164,319                  165,567

RENTALS                272,239                  262,378

OTHER INCOME           202,338                  188,557

TOTAL REVENUE       $5,320,145               $5,444,014

     The Company had another good year although it did not have the advantage of the hurricane relief efforts that had boosted occupancy during the slow months of the prior year. Expenses remained well controlled and the Company reached an agreement with it's unionized employees which will ensure payroll stability over the three year period ending November 30, 2000.
     On April 24, 1986 the Company was granted a partial tax exemption grant for ten years which was extended in March of 1993 for a further ten years. The terms of these exemptions are explained more fully in Note 5 of the Financial Statements included in this report.



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


ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
DISCLOSURE

     There were no disagreements on accounting or financial disclosure matters with the Company's independent auditors during the two year period ended April 30, 1998.

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The By-Laws of the Corporation presently provide that the number of directors shall be not less than (6) six nor more than fifteen (15) directors. At the present time the Corporation has seven (7) directors all of whom were elected for a one (1) year term on September 27,1997 as follows :

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


          We regret to report that Mr. Wallace Valencia who also served as a director died on May 16,1998. His loss is deeply felt by all his colleagues.

SECTION 16 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires the officers, directors, and persons owning more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership to the Securities and Exchange Commission and are required to furnish the Company with copies of such reports.

     Based solely on review of the copies of these forms furnished to the Company, or written representations from its officers and directors, the Company believes that for the fiscal year ended April 30, 1998, the Company complied in all respects with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934. Mr. David C. Baumgarten, who was Chairman of the Board and owner of 449,713 shares of Common Stock, died on April 26, 1995. The co-executors of the estate are Mr. Harvey Litwin ( a Director of the Company) and Mr. Robert Lasky and, until these shares are either distributed or otherwise disposed of, ownership is shown in our records as "Estate of David C. Baumgarten".


ITEM 10 EXECUTIVE COMPENSATION

     The Chief Executive Officer of the Company is Mr.B.Chester Hryniewicz who is the Company President. His compensation paid in the fiscal year ended April 30, 1998 was as follows :

                              SALARY    BONUS     STOCK     OTHER
                              ======    =====     =====     =====
B.Chester Hryniewicz          $16,200   $5,205    NONE        -

     No employee, executive, or officer received compensation in excess of $100,000 during the fiscal year.

     During the fiscal year ended April 30, 1998 the directors of the Corporation were paid a fee of $200 for each meeting attended . Aggregate Directors Fees totalled $3,800.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The only persons, to the knowledge of the Corporation, who beneficially owned more than five per cent (5%) of the outstanding Common Stock of the Corporation as of June 30, 1998 were the following:

Name & Address           Number of Shares    Percent of Shares
                         Beneficially Owned  Eligible to vote
==============           ==================  =================

Estate of David C. Baumgarten       449,713             32.10%
c/o Harvey Litwin APA
888 7th Ave
New York, NY 10106

Pierre Lohner                        85,808              6.12%
P.O. Box 6602
Santurce, P.R. 00914

B. Chester Hryniewicz                70,299              5.02%
1307 Magdalena Ave Apt 2
Condominio Placid Park
Puerto Rico 00907-1976

              SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     Name                Number of Shares Owned   Percent of
                                   (1)            Shares
=====================    ======================   ==========
Patrick Baumgarten             13,518                    .96
John Bradley                   15,212                   1.09
B.Chester Hryniewicz           70,299                   5.02
Harvey Litwin                  64,345(2)                4.59
Jose Ramirez                    8,000                    .57
Peter D. Somech                55,465                   3.96
Gustavo Velez Toro             29,981                   2.14
All directors and officers
as a group (7 persons)        256,820                  18.33


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

               Independent Auditors' Report

               Balance Sheets as of April 30, 1998 and 1997

               Statements of Operations for the years ended
               April 30, 1998 and 1997

               Statement of Shareholders' Equity for the years ended April 30, 1998 and 1997

               Statements of Cash Flows for the years ended
               April 30, 1998 and 1997

               Notes to Financial Statements

(A) (3) Exhibits

               (11) Computation of Earnings per share

               (22) Subsidiaries of the Company

               (24) Consent of Independent Accountants


(B) REPORTS ON FORM 8K

     No reports on Form 8K were filed during the three-month period ended April 30, 1998.













                                   --9-

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SWISS CHALET, INC.


                                   _________________________
                                   B.CHESTER HRYNIEWICZ
                                   President and Director
                                   June 25, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_________________________          _________________________
B.CHESTER HRYNIEWICZ               JOHN BRADLEY
President and Director             Secretary and Director
June 25, 1998                      June 25, 1998



_________________________          _________________________
GUSTAVO VELEZ TORO                 PETER D. SOMECH
Executive Vice President and       Treasurer,Director and
Director                           Chief Financial Officer
June 25, 1998                      June 25, 1998















                                   -10-





                                             EXHIBIT 11





                     SWISS CHALET, INC. AND SUBSIDIARY
                     COMPUTATION OF EARNINGS PER SHARE





                                   YEAR ENDED APRIL 30
                                   1998               1997


Net Income                    $1,650,395          $1,738,842

Weighted Average Number        1,401,162           1,401,162
of Shares Outstanding

Net Earnings Per              $     1.18                1.24
Common Share

























                                   -E1-




                                             EXHIBIT 22




                     SWISS CHALET, INC. AND SUBSIDIARY
                       SUBSIDIARY OF THE REGISTRANT








Subsidiary                    :    FRASCATI, INC.


State of Incorporation        :    PUERTO RICO





Inactive as of April 30, 1998
























                                   -E2-








SWISS CHALET, INC.
FINANCIAL STATEMENTS
WITH INDEPENDENT AUDITORS' REPORT
YEARS ENDED APRIL 30, 1998 AND 1997




                         CONTENTS


                                                       Page

Independent auditors' report                            1

Financial statements:

     Balance sheets                                     2


     Statements of operations                           3


     Statements of shareholders' equity                 4


     Statements of cash flows                           5-6


     Notes to financial statements                      7-12

























INDEPENDENT AUDITORS' REPORT




Board of Directors
Swiss Chalet, Inc.
San Juan, Puerto Rico


     We have audited the accompanying balance sheets of Swiss Chalet, Inc. as of April 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Chalet, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                   HORWATH VELEZ SEMPRIT & CO. PSC




     June  8, 1998.
Stamp Number 1522401 was
affixed to the original
of this report




                                                                      1
SWISS CHALET, INC.
BALANCE SHEETS - APRIL 30, 1998 AND 1997.

                              ASSETS

Current assets:                                1998            1997
  Cash and cash equivalents including
  certificates of deposit of $400,000 in
  1998 and $1,810,000 in 1997 and U.S.
  Treasury bills of $1,078,373 in 1998
  and $403,857 in 1997                       $1,637,807     $2,282,403
Securities held to maturity                   2,057,709        998,149
Accounts receivable, net of allowance for
  doubtful accounts of $40,000 in 1998 and
  $35,000 in 1997                               391,765        381,750
Other receivables                                 3,134          3,064
Inventories, supplies                            65,808         40,282
Prepaid:
  Expenses                                       32,958         40,854
  Income Tax                                      7,714
          Total current assets                4,196,895      3,746,502

Property, plant and equipment, net            2,964,431      3,001,692

Other assets                                     97,569         57,104


                                             $7,258,895     $6,805,298

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   38,487     $   42,623
  Accrued expenses                              633,533        620,930
  Dividends payable                           1,080,683      1,065,332
  Income tax payable                                             2,170

     Total current liabilities                1,752,703      1,731,055

Other liabilities, deferred compensation plan
  liability                                      91,200         48,600

Shareholders' equity
  Common stock,$0.50 stated value; authorized
  4,000,000 shares; issued and outstanding
  1,401,162 shares in 1998 and 1997             700,581        700,581
Capital in excess of stated value                24,069         24,069
Retained earnings                             4,690,342      4,300,993

                                              5,414,992      5,025,643

                                             $7,258,895     $6,805,298

          See notes to financial statements.                          2


SWISS CHALET, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1998 AND 1997



                                               1998           1997


Revenues:
  Rooms                                      $4,681,249     $4,827,512
  Telephone                                     164,319        165,567
  Rentals and other income                      474,577        450,935

                                              5,320,145      5,444,014

Expenses:
  Departmental:
    Cost of sales                                87,830         87,035
    Payroll and related                       1,179,290      1,164,461
    Other                                       520,564        528,697
  Administrative and general                    762,492        765,587
  Marketing                                     159,002        157,591
  Property operation, maintenance and energy    553,139        585,073
  Property taxes and insurance                   98,162         82,730
  Depreciation                                  239,856        259,499

                                              3,600,335      3,630,673

Income before income taxes                    1,719,810      1,813,341

Income taxes                                     69,415         74,499

Net income                                   $1,650,395     $1,738,842

Earnings per common share, net income        $     1.18     $     1.24
















          See notes to financial statements.                          3


SWISS CHALET, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1998 AND 1997



                                        Capital in
                                        excess of
                                        stated value             Share -
                      Common stock      of             Retained  holders
                     Shares    Amount   common stock   earnings  equity


Balance, 05/01/96   1,401,162  $700,581  $ 24,069   $3,823,197 $4,547,847

Dividends on common
stock,$0.20 per share
declared in October
1996 and $0.70 per
share declared in
April 1997                                          (1,261,046)(1,261,046)

Net income                                           1,738,842  1,738,842

Balance, 04/30/97   1,401,162  700,581    24,069     4,300,993  5,025,643


Dividends on common
stock, $0.20 per share
declared in September
1997 and $0.70 per share
declared in April 1998                              (1,261,046)(1,261,046)

Net income                                           1,650,395  1,650,395

Balance, 04/30/98   1,401,162 $700,581  $ 24,069    $4,690,342 $5,414,992



          See notes to financial statements.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1998 AND 1997.


Increase (decrease) in cash and cash equivalents


                                                  1998           1997

Cash flows from operating activities:
     Net income                              $1,650,395     $1,738,842
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation                             239,856        259,499
       Provision for doubtful accounts
        receivable                                5,344          7,897
       Change in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                (   15,429)    (   20,487)
          Inventories                        (   25,526)    (    4,158)
          Prepaid:
           Expenses                               7,896     (   11,302)
           Income Tax                        (    7,714)
          Operating equipment                (   11,875)    (    6,787)
       Increase (decrease) in:
          Accounts payable and accrued
           expenses                               8,467         43,642
          Deferred compensation liability        19,200         18,400
          Income tax payable                 (    2,170)    (   14,197)

     Total adjustments                          218,049        272,507

     Net cash provided by operating
      activities (carried forward)            1,868,444      2,011,349



          Continued.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED APRIL 30, 1998 AND 1997


Increase (decrease) in cash and cash equivalents


                                                  1998           1997


     Net cash provided by operating
      activities (brought forward)            1,868,444      2,011,349

Cash flows from investing activities:
 Capital expenditures                        (  190,720)    (  373,336)
 Acquisition of Securities held to maturity
                                     (net)   (1,059,560)    (  902,149)
 Funding of deferred compensation plan       (   19,200)    (   18,400)
  Principal collection from note receivable       2,135          1,933

     Net cash used in investment activities  (1,267,345)    (1,291,952)

Cash flows used in financing activities,
  dividends paid                             (1,245,695)    (1,177,380)

Decrease in cash and cash equivalents        (  644,596)    (  457,983)

Cash and cash equivalents, beginning          2,282,403      2,740,386

Cash and cash equivalents, ending            $1,637,807     $2,282,403


               Supplemental disclosure of cash flow information




Cash paid during the year for income taxes   $   79,299     $   88,696

          Supplemental schedule of noncash financing activities

Dividends declared but unpaid                $  984,364     $  984,319



          See notes to financial statements.

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997

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

  Credit concentration:

  Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, held-to-maturity securities, and accounts receivable. The Company places its cash and cash equivalents, and held-to-maturity securities with high credit qualified financial institutions and, normally, limits the amount of credit exposure to any one financial institution.Held-to maturity securities are principally U.S Treasury Bills. Accounts receivable result mainly from credit card charges and corporate accounts. Therefore, management believes that there is no significant concentration of credit risk on the Company's financial instruments.

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

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1998 AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES (CONTINUED):

  Fair value of financial instruments:

   The Company follows Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position. The following is a summary of the estimated fair values (if determinable) of the Company's financial instruments.

       Cash and short-term investments:    For cash and the short-term
       instruments the carrying amount is a reasonable estimate of fair value.

       Deferred compensation plan:   The deferred compensation plan
       liability and the carrying amount of the funds invested approximate fair value, as determined by the market value of the investment.

  Deferred compensation plan:

   On April 28, 1994, the Company adopted a nonqualified deferred compensation plan for the benefit of certain of management employees. In order to provide the necessary funds to satisfy its obligation to make benefit payments pursuant to the Plan, the Company acquired an annuity contract to invest amounts of deferred compensation. All rights in this annuity contract rest with the Company, which is the contract holder.

  Income taxes:

   Deferred income taxes are recorded, when needed, to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year and for carryforwards. As of April 30, 1998 and 1997, no transaction resulted in deferred taxes.

  Investments:

   The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for certain investments in Debt and Equity Securities". Management determines the appropriate classification of its investments at the time of acquisition and reassesses such determination at balance sheet date. As of April 30, 1998 securities held by the Company consisted of U.S. Treasury Bills which were classified as held to maturities. Held to maturity securities are carried at amortized cost, which approximates fair value, and represent securities maturing within one year.
                                                                      8


SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1998 AND 1997



2. PROPERTY AND EQUIPMENT:

                                        1998           1997

     Land                          $1,369,358     $1,369,358
     Buildings and improvements     3,513,415      3,395,594
     Furniture and equipment          772,014        971,322
                                   $5,654,787     $5,736,274
     Less accumulated depreciation  2,780,769      2,813,120
                                    2,874,018      2,923,154
     Operating equipment, net          90,413         78,538

                                   $2,964,431     $3,001,692


3. OTHER ASSETS:

                                        1998           1997

     Note receivable               $    6,369     $    8,504
     Deferred compensation plan
     investment                        91,200         48,600
                                   $   97,569     $   57,104

4. ACCRUED EXPENSES:

                                        1998           1997

     Payroll and related           $  374,341     $  386,288
     Room,property and municipal tax   94,197         65,507
     Rent deposits                     20,300         20,300
     Professional services             33,600         33,000
     Utilities                         32,695         36,562
     Travel agent commissions          13,005          7,392
     Other                             65,395         71,881

                                   $  633,533     $  620,930







                                                                      9


SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1998 AND 1997



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

     The Company's effective income tax rate was 4.21% in 1998 and 4.28% in 1997. Income tax savings related to the tax exemption grants, including the effect on per share amounts, are as follows:

          Year            Amount        Per share
          1998           $601,311       $ .43
          1996           $632,704       $ .45


6. EARNINGS PER COMMON SHARE:

   Earnings per common share were computed by dividing the net income by the weighted average number of shares outstanding, 1,401,162 in 1998 and 1997.










                                                                      10

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1998 AND 1997


7. PENSION PLAN:

   The Company is required to contribute an average of $60 monthly per union employee to a multiemployer pension plan maintained by the labor union. Actuarial present value of the plan's liability for benefits is not separately determinable, therefore, they are not presented. Required contributions were as follows:

               Year                     Amount

               1997                     $ 30,000
               1996                     $ 30,000


8. COMMITMENTS:

   a. A profit sharing plan calls for distribution of profits among all union and nonunion employees based on certain percentages, varying from 2% to 15%, applied to different levels of profits, as defined. Profit sharing expense under this plan amounted to $228,305 in 1998 and $248,907 in 1997.

   b. The Company is a member of the Best Western International, Inc., a hotel organization that provides for a central reservations network. Fees paid amounted to $100,773 in 1998 and $ 98,300 in 1997

   c. In April 1990, The Company entered into employment contracts with the two key management members to provide for severance benefits in the event their employment is terminated under circumstances stated in the contracts. The contracts are automatically renewed for twenty-four month periods, at the option of the Company. The Company elected to renew the contract for an additional twenty-four month period ending on March 31, 1999. Severance benefits consist basically of six months' salary plus certain fringe benefits. The management members are also entitled to receive the monthly base salary multiplied by the number of completed years of full-time employment with the Company, if they have not obtained an employment with another employer. In no event the severance payments shall exceed the equivalent of 18 months salary, plus the fringe benefits stated in the contracts.

   d. Subsequent to balance sheet date, the Company entered into a contract amounting to approximately $481,000 (including materials, and furniture and fixtures) for the remodeling and renovation of the lobby facilities.



                                                                      11






Board of Directors
Swiss Chalet Inc.
San Juan
Puerto Rico




We hereby consent to the use in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Swiss Chalet Inc. of our report dated June 8, 1998 insofar as it relates to the financial statements and schedules of Swiss Chalet Inc. as of April 30,1998 and 1997 and for the years then ended.





                                       HORWARTH VELEZ SEMPRIT & CO. PSC
June 8, 1998