Form 10QSB
period 1998-07-31
SWISS CHALET INC
filed 1998-09-08
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: July 31, 1998
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at July 31,1998 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JULY 1998 AND 1997

                           (UNAUDITED) - NOTE A


                                   THREE MONTHS ENDED
                                        JULY 31
                                   1998      1997
                                   ________________

Net Sales and                 $1,019,184     $1,174,401
Other Income

COST AND EXPENSES

Cost of Sales                     17,344         19,192

Operating Expenses               887,360        866,674
and other deductions


                              __________     ___________
NET INCOME                    $  114,480        288,535




Weighted Average               1,401,162      1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE               0.08c          0.21c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                               JULY 31, 1998
                           (UNAUDITED) - NOTE A

                                                  JULY 31
                                                    1998
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,375,049
     Securities held to maturity                   1,252,764
     Accounts Receivable, Net                        116,206
     Inventories                                      42,643
     Other Current Assets                             30,386
                                                  __________
TOTAL CURRENT ASSETS                              $2,817,048

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,178,027

OTHER ASSETS                                         106,588
                                                  __________
TOTAL ASSETS                                      $6,101,663
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  360,337
     Dividends Payable                               112,354
                                                  __________
TOTAL CURRENT LIABILITIES                         $  472,691

Deferred Compensation Liability                       99,500


SHAREHOLDER'S EQUITY

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             4,804,822
                                                  __________
                                                  $5,529,472
                                                  __________
TOTAL LIABILITIES                                 $6,101,663
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

             FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

                           (UNAUDITED) - NOTE A



                                                THREE MONTHS ENDED
                                                      JULY 31
                                             1998              1997

Cash Flow from Operations :,

     Net Income                         $  114,480       $  288,535
     Adjustments (net)                      71,630          188,453*
                                        __________       __________
     Net Cash from operations           $  186,110       $  476,988



Cash Flow from Investing activities        519,461       $(  35,102)

Cash Flow from Financing activities      ( 968,329)       ( 968,788)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $( 262,758)      $( 526,902)


Cash and Cash equivalents - beginning    1,637,807        2,282,403

                                        __________       __________
Cash and Cash equivalents - ending      $1,375,049       $1,755,501*




*Includes approx. $220,000 credited to the bank account in error by Company's securities broker. This was corrected in August 1997.

                            SWISS CHALET, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A  - BASIS OF PRESENTATION


     The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The unaudited Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the period presented. The interim results are not necessarily indicative of the results which may be expected for the full year. The subject Condensed Financial Statements should be read in conjunction with the summary of significant accounting policies set forth in Note 1 to the Financial Statements included in the Company's Annual Report to Shareholders for the year ended April 30, 1998.

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                                   THREE MONTHS ENDED
                                         JULY 31

                                    INCREASE
                                   (DECREASE)    %
                                   __________  _____

Net Sales & Other Income           $(155,217)  (13.2)

Cost of Sales                       (  1,848)  ( 9.6)

Operation Expenses and                20,686     2.3
Other Deductions


Net Income                          (174,055)  (60.3)

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the three month period.


                       Occupancy                  Average Rate
                   1998       1997            1998           1997

     May            62%       64%            $88.09         $89.00
     June           57%       72%             91.13          90.16
     July           57%       71%             87.42          85.86

     Average 3 mon. 59%       69%            $88.82         $88.30


     The Company continues to pursue its policy of competitive rates both for groups and special weekend packages during the slower summer season.
As predicted the increased competition and the opening of new hotels has put a dent in occupancy for our property. As the introductory offers by our new competitors expire we are confident that we can begin to recover our market share. The construction and remodelling taking place in the lobby area has been an additional negative for our business and we expect this to continue through , at least, the end of September. We hope that the new look will prove attractive to our guests and help us to bring in additional business.
     The Company's primary source of working capital is from funds provided from operations. Working capital decreased over the three month period by $99,835 and, as mentioned in previous reports, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE : Sep 04, 1998                BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer