Form 10QSB
period 1998-10-31
SWISS CHALET INC
filed 1998-12-03
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: October 31, 1998.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at November 09,1998
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED OCTOBER 1998 AND 1997

                           (UNAUDITED) - NOTE A


                       SIX MONTHS ENDED         THREE MONTHS ENDED
                          OCTOBER 31                 OCTOBER 31
                     1998         1997         1998         1997
                    _____________________    _______________________

Net Sales and       $2,218,980    $2,404,041  $1,199,796   $1,229,640
Other Income


COST AND EXPENSES

Cost of Sales           35,122        41,861      17,778      22,669

Operating Expenses   1,754,703     1,775,131     867,343     908,457
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $  429,155       587,049     314,675     298,514



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE     0.31c         0.42c       0.22c        0.21c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             OCTOBER 31, 1998
                           (UNAUDITED) - NOTE A

                                                  OCTOBER 31
                                                    1998
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,525,662
     Securities held to maturity                     869,906
     Accounts Receivable, Net                        547,307
     Inventories                                      33,169
     Other Current Assets                             48,894
                                                  __________
TOTAL CURRENT ASSETS                              $3,024,938

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,392,839

OTHER ASSETS                                         109,352
                                                  __________
TOTAL ASSETS                                      $6,527,129
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  467,528
     Dividends Payable                               112,354
                                                  __________
TOTAL CURRENT LIABILITIES                         $  579,882

Deferred Compensation Liability                      103,100

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             5,119,497
                                                  __________
                                                  $5,844,147
                                                  __________
TOTAL LIABILITIES                                 $6,527,129
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

                           (UNAUDITED) - NOTE A



                                                 SIX MONTHS ENDED
                                                   OCTOBER 31
                                             1998             1997

Cash Flow from Operations :

     Net Income                         $  429,155       $  587,049
     Adjustments (net)                   ( 201,928)         168,839

                                        __________         _________
     Net Cash from operations           $  227,227       $  755,888



Cash Flow from Investing activities        628,957        ( 112,786)

Cash Flow from Financing activities      ( 968,329)       ( 968,942)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $( 112,145)      $( 325,840)


Cash and Cash equivalents - beginning    1,637,807        2,282,403

                                        __________        _________
Cash and Cash equivalents - ending      $1,525,662       $1,956,563

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                              SIX MONTHS ENDED    THREE MONTHS ENDED
                                 OCTOBER 31          OCTOBER 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $(185,061)    (7.6)   $( 29,844) ( 2.4)

Cost of Sales                  (  6,739)   (16.1)    (  4,891) (21.6)

Operation Expenses and         ( 20,428)   ( 1.2)    ( 41,114) ( 4.5)
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                     (157,894)   (26.9)      16,161    5.4

                            SWISS CHALET, INC.

     The comparative table of occupancies and average rates is shown below for the six month period.

                       Occupancy                       Average Rate
                    1997           1996          1997          1996

     May            62%            64%            $88.09    $89.00
     June           57%            72%             91.13     90.16
     July           57%            71%             87.42     85.86
     Aug            67%            79%             85.38     85.95
     Sept           53%            64%             85.61     88.70
     Oct            97%            75%             88.10     87.90

Average 6 months    66%            71%            $87.63    $87.85

            It has been an unusual year for the Company in that the first five months reflected lower occupancies and drastically reduced profits. This was a direct consequence of a brutally competitive market due to the increased number of hotel rooms available. The whole picture changed with Hurricane Georges which arrived on September 21 bringing with it an influx of relief personnel such as Red Cross and FEMA to our hotel which had been fortunate enough to have suffered very little in the way of operational damages. In addition several of our direct competitors closed for repairs and, in two cases, are unlikely to be open for the winter season. As a result the October figures helped to close the gap and, as the occupancy and average rates for November are unusually strong, we are very optimistic that the winter season will be a good one. Payroll and Other expenses remain well controlled particularly in the second quarter. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the six month period by $864 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.

      The Company's Accounting, Property Management System, Electronic Keys, and stock registration systems are Y2K compliant and we anticipate replacing our telephone equipment in the ensuing year. We are on-line with the Best Western reservations system which is, to our understanding, fully compliant. Mechanical equipment is still being evaluated but we do not consider our exposure to be material.

PART II

6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :11/26/98                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer