Form 10QSB
period 1999-01-31
SWISS CHALET INC
filed 1999-02-24
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: January 31, 1999.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at February 25,1999
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED JANUARY 1999 AND 1998

                           (UNAUDITED) - NOTE A


                      NINE MONTHS ENDED         THREE MONTHS ENDED
                         JANUARY 31                  JANUARY 31
                     1999         1998         1999         1998
                    _____________________    _______________________

Net Sales and       $3,867,134    $3,774,617  $1,648,154   $1,370,576
Other Income


COST AND EXPENSES

Cost of Sales           58,464        63,559      23,342      21,698

Operating Expenses   2,757,827     2,722,141   1,003,124     947,010
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $1,050,843       988,917     621,688     401,868



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE     0.75c         0.71c       0.44c        0.29c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             JANUARY 31, 1999
                           (UNAUDITED) - NOTE A

                                                  JANUARY 31
                                                    1999
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $1,781,785
     Securities held to maturity                   1,057,631
     Accounts Receivable, Net                        461,719
     Inventories                                      20,849
     Other Current Assets                             41,727
                                                  __________
TOTAL CURRENT ASSETS                              $3,363,711

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,528,855

OTHER ASSETS                                         114,225
                                                  __________
TOTAL ASSETS                                      $7,006,791
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  598,496
     Dividends Payable                               115,992
                                                  __________
TOTAL CURRENT LIABILITIES                         $  714,488

Deferred Compensation Liability                      106,700

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             5,460,953
                                                  __________
                                                  $6,185,603
                                                  __________
TOTAL LIABILITIES                                 $7,006,791
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND 1998

                           (UNAUDITED) - NOTE A



                                               NINE MONTHS ENDED
                                                 JANUARY 31
                                           1999                1998

Cash Flow from Operations :

     Net Income                        $ 1,050,843       $  988,917
     Adjustments (net)                     117,067           73,009
                                        __________         _________
     Net Cash from operations          $ 1,167,910       $1,061,926



Cash Flow from Investing activities        220,991       (  343,639)

Cash Flow from Financing activities     (1,244,923)      (1,245,695)
                                         __________       _________


Increase/(Decrease) in Cash Flow       $   143,978      $(  527,408)


Cash and Cash equivalents - beginning    1,637,807        2,282,403

                                        __________        _________
Cash and Cash equivalents - ending      $1,781,785       $1,754,995

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                 JANUARY 31          JANUARY 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $  92,517      2.5    $ 277,578   20.3

Cost of Sales                   ( 5,095)    (8.0)       1,644    7.6

Operation Expenses and           35,687      1.3       56,114    3.2
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                       61,926      6.3      219,820   54.7

                            SWISS CHALET, INC.

     The comparative table of occupancies and average rates is shown below for the nine month period.

                       Occupancy                      Average Rate
                  1998/99        1997/98          1998/99     1997/98

     May            62%            64%            $88.09    $89.00
     June           57%            72%             91.13     90.16
     July           57%            71%             87.42     85.86
     Aug            67%            79%             85.38     85.95
     Sept           53%            64%             85.61     88.70
     Oct            97%            75%             88.10     87.90
     Nov            94%            76%             96.01     87.16
     Dec            82%            74%            105.33     92.13
     Jan            82%            76%            115.61    108.34

Average 9 months    72%            72%            $94.62    $90.67


     As reported in the previous filing the Company had experienced a dramatic turnaround following the arrival of Hurricane Georges on September 21,1998. The brutally competitive market that had existed prior to the hurricane was converted into a very favorable operating climate as several of our competitors closed due to damage or economic factors. In addition the lobby renovation is almost complete making the hotel more attractive and easier to sell. As a result the hotel had a record net income for the third quarter in spite of having to reserve for a potential bad debt of almost $40,000. Payroll and other expense remained well controlled and the prognosis for the fourth quarter appears excellent.

     The Company's Accounting, Property Management System, Electronic Keys and stock registration systems are Y2K compliant and we anticipate replacing our telephone system during this year. Mechanical equipment does not, in the opinion of management, represent a significant exposure. As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the nine month period by $205,091 and all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.

PART II

6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :02/24/99                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer