Form 10KSB
period 1999-04-30
SWISS CHALET INC
filed 1999-06-16
CIK 95898

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

__X__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the Fiscal Year ended 4/30/1999

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

Check that no disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10KSB or any amendment thereto : YES ( ) NO (x) Disclosure

State issuer's revenues for it's most recent fiscal year : $5,791,178.

As of April 30, 1999 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was : Please refer to Item 5.

As of April 30, 1999 the Registrant had 1,401,162 shares of Common Stock Issued and Outstanding.

Documents incorporated by reference : NONE


                                  PART I

ITEM 1 - BUSINESS

     Swiss Chalet, Inc. (hereinafter referred to as the "Registrant" or the "Company") was incorporated on April 9 1952 under laws of the Commonwealth of Puerto Rico. It owns and operates the Hotel Pierre in San Juan, Puerto Rico. The Hotel consists of 184 rooms and supporting facilities.

Portions of the Registrant's property that are not being utilized for its Hotel operations are leased to E.H. Shehab Co, Inc. (a womens clothing store),and an independently owned restaurant which is also operating the banquet facilities.
The pastry shop is currently leased to Tradition Francaise and additional restaurant facilities are being provided in a small space within the main Hotel building through a concession arrangement.

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

     See Note 6 to the financial statements included in Item 7.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over-the-counter, however no Broker is consistently making a market in the stock. As a result, there is very little activity in the public trading market and the Company cannot furnish reliable high or low quotations from any Broker. According to the various Internet information services the price range during the fiscal year was between $6.125 and $11 per share.

     Mr. David C. Baumgarten who was the Chairman of the Board and owner of 449,713 shares of common stock died on April 26, 1995. As of the date of preparation of the Proxy Statement none of these shares had been distributed or otherwise disposed of. The Co-Executors of the Estate of David C. Baumgarten are Mr. Harvey Litwin (currently a director of the Company) and Mr. Robert Lasky.

     As of April 30, 1999 there were 521 holders of record of Common Stock.

                                    -2-




     The schedule of dividends paid since 1986 is as follows:

          Record Date         Date Payable        Amount
          May  3,1999         Jun  4,1999         .70
          Nov  9,1998         Dec  4,1998         .20
          May  1,1998         Jun  5,1998         .70
          Nov 10,1997         Dec  5,1997         .20
          May  1,1997         Jun  6,1997         .70
          Nov 11,1996         Dec  6,1996         .20
          May 1, 1996         Jun  7,1996         .65
          Nov 15,1995         Dec  8,1995         .15
          May 1, 1995         Jun  2 1995         .55
          Dec 1, 1994         Dec  9,1994         .15
          May 2, 1994         Jun  3 1994         .45
          Dec 1, 1993         Dec 10,1993         .15
          May 3, 1993         Jun 4, 1993         .25
          Dec 1, 1992         Dec 11,1992         .15
          May 1, 1992         Jun 4, 1992         .25
          Dec 2, 1991         Dec 17,1991         .15
          May 13,1991         Jun 4, 1991         .35
          Nov 30,1990         Dec 15,1990         .15
          May 1, 1990         Jun 4, 1990         .50
          Dec 1, 1989         Dec 15,1989         .15
          May 1, 1989         Jun 1, 1989         .25
          Nov 15,1988         Dec 15,1988         .15
          May 2, 1988         Jun 1, 1988         .20
          Dec 10,1987         Dec 15,1987         .10
          May 1, 1987         Jun 1, 1987         .15
          May 1, 1986         Jun 2, 1986         .10






















                                    -3-

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     Revenues over the past two years were $5,320,145 in Fiscal year 1998 and $5,791,178 in Fiscal year 1999.

          A BREAKDOWN OF SALES FOR THE TWO YEAR PERIOD FOLLOWS :

                         1999                     1998

ROOMS               $5,201,084               $4,681,249

TELEPHONE              130,329                  164,319

RENTALS                245,121                  272,239

OTHER INCOME           214,644                  202,338

TOTAL REVENUE       $5,791,178               $5,320,145

     The results of Swiss Chalet, Inc.`s (The "Company") operations during the fiscal year ending April 30, 1999 broke new records in spite of a poor start and two large bad debt write-offs. Operating expenses remained well controlled and the signing of a three year contract with the unionized employees in November 1997 has helped maintain stability in this area. As some of our competitors were damaged during Hurricane Georges and have still not reopened the competitive pressures in our price range have eased to the point that we expect an occupancy much better than average for the traditionally slow summer season. As reopening dates for these closed properties remain uncertain it is difficult to predict how long these favorable market conditions will continue, however, management will remain flexible in adapting its rate policies to changing conditions.

     On April 24, 1986 the Company was granted a partial tax exemption grant for ten years which was extended in March of 1993 for a further ten years. The terms of these exemptions are explained more fully in Note 6 of the Financial Statements included in this report.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of Working Capital is from funds provided by operations. The Company believes that its excess cash from operations will be sufficient to finance its long and short-term capital needs as currently projected, including the payment of accrued dividends.

     The Company is studying various alternatives for development of its available property. As one of the key components in any proposal is the construction of a multi-floor parking garage the Company is setting aside cash reserves with the intention of substantially contributing to the construction cost of this part of the development.
                                   -4-

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Registrant are included as a part of this report following Part III Item 13.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
DISCLOSURE

     There were no disagreements on accounting or financial disclosure matters with the Company's independent auditors during the two year period ended April 30, 1999.

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The By-Laws of the Corporation presently provide that the number of directors shall be not less than (6) six nor more than fifteen (15) directors. At the present time the Corporation has seven (7) directors all of whom were elected for a one(1) year term on October 17,1998 as follows :

NAME                     PRINCIPAL OCCUPATION AND      DIRECTOR
                         OTHER INFORMATION             SINCE
=================================================================
Patrick D. Baumgarten    Mr.Baumgarten, son of the late     1988
                         David C. Baumgarten is Assistant
                         Controller of the Agency for
                         Performing Arts, Inc. (theatrical
                         agents), which has been his principal
                         occupation for more than the past five
                         years.
                                             Age 47

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
                                             Age 94

B.Chester Hryniewicz     President of the Corporation       1976
                         Mr.Hryniewicz has been President of
                         the Corporation since 1982.
                         Mr.Hryniewicz is an independent
                         financial consultant, which has
                         been his principal occupation for
                         more than the past five years.
                                             Age 68
                                                   -5-


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
                                             Age 68

Jose Ramirez             Mr. Ramirez is an architect and    1991
                         the principal of Jose Ramirez
                         Associates, a local architectural
                         firm and acts as design consultant
                         for the hotel and restaurant industry.
                         These have been his principal
                         occupations for the past five years.
                                             Age 44

Peter D. Somech          Treasurer of the Corporation.      1988
                         Mr.Somech has been Treasurer of
                         the Corporation since 1985, his
                         principal occupation. From 1983 to
                         the present time Mr. Somech has also
                         served as Controller of the Corporation.
                                             Age 55


Gustavo Velez Toro       Executive Vice President of the    1977
                         Corporation. Mr.Velez has been
                         Executive Vice President of the
                         Corporation since 1982, his principal
                         occupation. From 1979 to the present
                         Mr. Velez has also served as General
                         Manager of the Hotel.
                                             Age 60


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

     Based solely on review of the copies of these forms furnished to the Company, or written representations from its officers and directors, the Company believes that for the fiscal year ended April 30, 1999, the Company complied in all respects with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934. Mr. David C. Baumgarten, who was Chairman of the Board and owner of 449,713 shares of Common Stock, died on April 26, 1995. The co-executors of the estate are Mr. Harvey Litwin ( a Director of the Company) and Mr. Robert Lasky and, until these shares are either distributed or otherwise disposed of, ownership is shown in our records as "Estate of David C. Baumgarten".


ITEM 10 EXECUTIVE COMPENSATION

     The Chief Executive Officer of the Company is Mr.B.Chester Hryniewicz who is the Company President. His compensation paid in the fiscal year ended April 30, 1999 was as follows :

                              SALARY    BONUS     STOCK     OTHER
                              ======    =====     =====     =====
B.Chester Hryniewicz          $16,200   $4,128    NONE        -

     No employee, executive, or officer received compensation in excess of $100,000 during the fiscal year.

     During the fiscal year ended April 30, 1999 the directors of the Corporation were paid a fee of $200 for each meeting attended . Aggregate Directors Fees totalled $5,000.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The only persons, to the knowledge of the Corporation, who beneficially owned more than five per cent (5%) of the outstanding Common Stock of the Corporation as of June 15, 1999 were the following:

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
1307 Magdalena Ave Apt 2
Condominio Placid Park
Puerto Rico 00907-1976

              SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     Name                Number of Shares Owned   Percent of
                                   (1)            Shares
=====================    ======================   ==========
Patrick Baumgarten             13,518                    .96
John Bradley                   15,212                   1.09
B.Chester Hryniewicz           70,299                   5.02
Harvey Litwin                  64,345(2)                4.59
Jose Ramirez                    8,000                    .57
Peter D. Somech                55,365                   3.95
Gustavo Velez Toro             29,981                   2.14
All directors and officers
as a group (7 persons)        256,720                  18.32


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

               Independent Auditors' Report

               Balance Sheets as of April 30, 1999 and 1998

               Statements of Operations for the years ended
               April 30, 1999 and 1998

               Statement of Shareholders' Equity for the years ended April 30, 1999 and 1998

               Statements of Cash Flows for the years ended
               April 30, 1999 and 1998

               Notes to Financial Statements

(A) (3) Exhibits

               (11) Computation of Earnings per share

               (22) Subsidiaries of the Company

               (24) Consent of Independent Accountants


(B) REPORTS ON FORM 8K

     No reports on Form 8K were filed during the three-month period ended April 30, 1999.

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SWISS CHALET, INC.


                                   _________________________
                                   B.CHESTER HRYNIEWICZ
                                   President and Director
                                   June 15, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_________________________          _________________________
B.CHESTER HRYNIEWICZ               JOHN BRADLEY
President and Director             Secretary and Director
June 15, 1999                      June 15, 1999



_________________________          _________________________
GUSTAVO VELEZ TORO                 PETER D. SOMECH
Executive Vice President and       Treasurer,Director and
Director                           Chief Financial Officer
June 15, 1999                      June 15, 1999

                                             EXHIBIT 11





                     SWISS CHALET, INC. AND SUBSIDIARY
                     COMPUTATION OF EARNINGS PER SHARE





                                   YEAR ENDED APRIL 30
                                   1999               1998


Net Income                    $1,927,835          $1,650,395

Weighted Average Number        1,401,162           1,401,162
of Shares Outstanding

Net Earnings Per              $     1.38                1.18
Common Share

























                                   -E1-




                                             EXHIBIT 22




                     SWISS CHALET, INC. AND SUBSIDIARY
                       SUBSIDIARY OF THE REGISTRANT








Subsidiary                    :    FRASCATI, INC.


State of Incorporation        :    PUERTO RICO





Inactive as of April 30, 1999
























                                   -E2-








SWISS CHALET, INC.
FINANCIAL STATEMENTS
WITH INDEPENDENT AUDITORS' REPORT
YEARS ENDED APRIL 30, 1999 AND 1998




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

























INDEPENDENT AUDITORS' REPORT




Board of Directors
Swiss Chalet, Inc.
San Juan, Puerto Rico


     We have audited the accompanying balance sheets of Swiss Chalet, Inc. as of April 30, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Chalet, Inc. as of April 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                   HORWATH VELEZ SEMPRIT & CO. PSC




     June  4, 1999.
Stamp Number 1591560 was
affixed to the original
of this report




                                                                      1
SWISS CHALET, INC.
BALANCE SHEETS - APRIL 30, 1999 AND 1998.

                              ASSETS

Current assets:                                1999            1998

Cash and cash equivalents                    $3,468,285     $1,637,807
Securities held to maturity                     409,503      2,057,709
Accounts receivable, net of allowance for
  doubtful accounts of $54,028 in 1999 and
  $40,000 in 1998                               473,779        391,765
Other receivables                                 2,359          3,134
Inventories, supplies                            43,611         65,808
Prepaid:
  Expenses                                       32,809         32,958
  Income Tax                                                     7,714
          Total current assets                4,430,346      4,196,895

Property, plant and equipment, net            3,553,576      2,964,431

Other assets                                    113,110         97,569


                                             $8,097,032     $7,258,895

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   37,903     $   38,487
  Accrued expenses                              758,946        633,533
  Dividends payable                           1,096,805      1,080,683
  Income tax payable                             12,497

     Total current liabilities                1,906,151      1,752,703

Other liabilities, deferred compensation plan
  liability                                     109,100         91,200

Shareholders' equity
  Common stock,$0.50 stated value; authorized
  4,000,000 shares; issued and outstanding
  1,401,162 shares in 1999 and 1998             700,581        700,581
Capital in excess of stated value                24,069         24,069
Retained earnings                             5,357,131      4,690,342

                                              6,081,781      5,414,992

                                             $8,097,032     $7,258,895

          See notes to financial statements.                          2



SWISS CHALET, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1999 AND 1998



                                               1999           1998


Revenues:
  Rooms                                      $5,201,084     $4,681,249
  Telephone                                     130,329        164,319
  Rentals and other income                      459,765        474,577

                                              5,791,178      5,320,145

Expenses:
  Departmental:
    Cost of sales                                87,868         87,830
    Payroll and related                       1,252,270      1,179,290
    Other                                       478,910        520,564
  Administrative and general                    863,078        762,492
  Marketing                                     159,716        159,002
  Property operation, maintenance and energy    563,088        553,139
  Property taxes and insurance                  106,523         98,162
  Depreciation                                  272,036        239,856

                                              3,783,489      3,600,335

Income before income taxes                    2,007,689      1,719,810

Income taxes                                     79,854         69,415

Net income                                   $1,927,835     $1,650,395

Earnings per common share, net income        $     1.38     $     1.18
















          See notes to financial statements.                          3


SWISS CHALET, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1999 AND 1998



                                        Capital in
                                        excess of
                                        stated value             Share -
                      Common stock      of             Retained  holders
                     Shares    Amount   common stock   earnings  equity


Balance, 05/01/97   1,401,162  $700,581  $ 24,069   $4,300,993 $5,025,643

Dividends on common
stock,$0.20 per share
declared in September
1997 and $0.70 per
share declared in
April 1998                                          (1,261,046)(1,261,046)

Net income                                           1,650,395  1,650,395

Balance, 04/30/98   1,401,162  700,581    24,069     4,690,342  5,414,992


Dividends on common
stock, $0.20 per share
declared in October
1998 and $0.70 per share
declared in April 1999                              (1,261,046)(1,261,046)

Net income                                           1,927,835  1,927,835

Balance, 04/30/99   1,401,162 $700,581  $ 24,069    $5,357,131 $6,081,781



          See notes to financial statements.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1999 AND 1998.


Increase (decrease) in cash and cash equivalents


                                                  1999           1998

Cash flows from operating activities:
     Net income                              $1,927,835     $1,650,395
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation                             272,036        239,856
       Provision for doubtful accounts
        receivable                               78,969          5,344
       Change in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                (  159,984)    (   15,429)
          Inventories                            22,197     (   25,526)
          Prepaid:
           Expenses                                 149          7,896
           Income Tax                             7,714     (    7,714)
          Operating equipment                     8,889     (   11,875)
       Increase (decrease) in:
          Accounts payable and accrued
           expenses                             124,829          8,467
          Deferred compensation liability        17,900         19,200
          Income tax payable                     12,497     (    2,170)

     Total adjustments                          385,196        218,049

     Net cash provided by operating
      activities (carried forward)            2,313,031      1,868,444



          Continued.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED APRIL 30, 1999 AND 1998


Increase (decrease) in cash and cash equivalents


                                                  1999           1998


     Net cash provided by operating
      activities (brought forward)            2,313,031      1,868,444

Cash flows from investing activities:
 Capital expenditures                        (  870,070)    (  190,720)
 Redemption (acquisition) of securities
      held to maturity (net)                  1,648,206     (1,059,560)
 Funding of deferred compensation plan       (   17,900)    (   19,200)
 Collection of principal, note receivable         2,135          2,135

     Net cash provided by (used in)
      investment activities                     762,371     (1,267,345)

Cash flows used in financing activities,
  dividends paid                             (1,244,924)    (1,245,695)

Increase (decrease) in cash and
  cash equivalents                            1,830,478     (  644,596)

Cash and cash equivalents, beginning          1,637,807      2,282,403

Cash and cash equivalents, ending            $3,468,285     $1,637,807




               Supplemental disclosure of cash flow information


Cash paid during the year for income taxes   $   59,643     $   79,299

          Supplemental schedule of noncash financing activities


Dividends declared but unpaid                $  984,452     $  984,364



          See notes to financial statements.

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998

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

  Credit concentration:

  Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, held-to-maturity securities, and accounts receivable. The Company places its cash and cash equivalents, and held-to-maturity securities with high credit qualified financial institutions and, normally, limits the amount of credit exposure to any one financial institution. Held-to maturity securities are principally U.S Treasury Bills. Accounts receivable result mainly from credit card charges and corporate accounts. Therefore, management believes that there is no significant concentration of credit risk on the Company's financial instruments.

  Cash equivalents:

  The Company considers all certificates of deposit and U.S. Treasury bills with an original maturity of three months or less to be cash equivalents.

  Inventories:

  Inventories are stated at cost. Cost is determined on a first-in, first-out basis.

  Property, plant and equipment:

  Property, plant and equipment is stated at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the related assets.

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1999 AND 1998

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

       Deferred compensation plan:   The deferred compensation plan
       liability and the carrying amount of the funds invested are stated at fair value, as determined by the market value of the investment.

  Deferred compensation plan:

   On April 28, 1994, the Company adopted a nonqualified deferred compensation plan for the benefit of certain management employees. In order to provide the necessary funds to satisfy its obligation to make benefit payments pursuant to the Plan, the Company acquired an annuity contract to invest amounts of deferred compensation. All rights in this annuity contract rest with the Company, which is the contract holder.

  Income taxes:

   Deferred income taxes are recorded, when needed, to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year and for carryforward losses. As of April 30, 1999 and 1998, no transaction resulted in deferred taxes.

  Investments:

   The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for certain investments in Debt and Equity Securities". Management determines the appropriate classification of its investments at the time of acquisition and reassesses such determination at balance sheet date. As of April 30, 1999 and 1988 securities held by the Company consisted of U.S. Treasury Bills which were classified as held to maturities. Held to maturity securities are carried at amortized cost, which approximates fair value, and represent securities maturing within one year.
                                                                      8

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1999 AND 1998

2. CASH AND CASH EQUIVALENTS
                                        1999           1998

     Cash in Banks                 $  172,267     $  159,434
     Money market fund              2,289,852
     Certificates of Deposit          300,000        400,000
     Treasury bills                   706,166      1,078,373

                                   $3,468,285     $1,637,807

3. PROPERTY AND EQUIPMENT:

                                        1999           1998

     Land                          $1,369,357     $1,369,358
     Buildings and improvements     4,189,189      3,513,415
     Furniture and equipment          858,371        772,014
                                   $6,416,917     $5,654,787
     Less accumulated depreciation  2,947,214      2,780,769
                                    3,469,703      2,874,018
     Operating equipment, net          83,873         90,413

                                   $3,553,576     $2,964,431

4. OTHER ASSETS:
                                        1999           1998

     Note receivable               $    4,010     $    6,369
     Deferred compensation plan
     investment                       109,100         91,200
                                   $  113,110     $   97,569

5. ACCRUED EXPENSES:

                                        1999           1998

     Payroll and related           $  425,679     $  374,341
     Room,property and municipal tax  106,770         94,197
     Rent deposits                     22,900         20,300
     Professional services             34,600         33,600
     Utilities                         42,543         32,695
     Travel agent commissions          20,945         13,005
     Other                            105,509         65,395

                                   $  758,946     $  633,533




                                                                      9


SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1999 AND 1998



6. TAX EXEMPTION GRANT:

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

     The Company's effective income tax rate was 3.98% in 1999 and 4.04% in 1998. Income tax savings related to the tax exemption grants, including the effect on per share amounts, are as follows:

          Year            Amount        Per share
          1999           $678,914       $ .48
          1998           $601,311       $ .43


7. EARNINGS PER COMMON SHARE:

   Earnings per common share were computed by dividing the net income by the weighted average number of shares outstanding, 1,401,162 in 1999 and 1998.










                                                                      10

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 1999 AND 1998


8. PENSION PLAN:

   The Company is required to contribute an average of $60 monthly per union employee to a multiemployer pension plan maintained by the labor union. Actuarial present value of the plan's liability for benefits is not separately determinable, therefore, they are not presented. Required contributions were $30,000 in 1999 and 1998 respectively


9. COMMITMENTS:

   a. A profit sharing plan calls for distribution of profits among all union and nonunion employees based on certain percentages, varying from 2% to 15%, applied to different levels of profits, as defined. Profit sharing expense under this plan amounted to $285,430 in 1999 and $228,305 in 1998.

   b. The Company is a member of the Best Western International, Inc., a hotel organization that provides for a central reservations network. Fees paid amounted to $99,320 in 1999 and $100,773 in 1998

   c. In April 1990, The Company entered into employment contracts with the two key management members to provide for severance benefits in the event their employment is terminated under circumstances stated in the contracts. The contracts are automatically renewed for twenty-four month periods, at the option of the Company. The Company elected to renew the contract for an additional twenty-four month period ending on March 31, 2001. Severance benefits consist basically of six months' salary plus certain fringe benefits. The management members are also entitled to receive the monthly base salary multiplied by the number of completed years of full-time employment with the Company, if they have not obtained an employment with another employer. In no event the severance payments shall exceed the equivalent of 18 months salary, plus the fringe benefits stated in the contracts.


10.YEAR 2000

     The Company has assessed it's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Company's operation will be 2000 compliant, the Company remains susceptible to consequences of the Year 2000 issue.

                                                                 11





Board of Directors
Swiss Chalet Inc.
San Juan
Puerto Rico




We hereby consent to the use in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Swiss Chalet Inc. of our report dated June 4, 1999 insofar as it relates to the financial statements and schedules of Swiss Chalet Inc. as of April 30,1999 and 1998 and for the years then ended.





                                       HORWARTH VELEZ SEMPRIT & CO. PSC
June 4, 1999