Form 10QSB
period 1999-07-31
SWISS CHALET INC
filed 1999-08-16
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: July 31, 1999
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at July 31,1999 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JULY 1999 AND 1998

                           (UNAUDITED) - NOTE A


                                   THREE MONTHS ENDED
                                        JULY 31
                                   1999      1998
                                   ________________

Net Sales and                 $1,569,296     $1,019,184
Other Income

COST AND EXPENSES

Cost of Sales                     26,394         17,344

Operating Expenses               972,077        887,360
and other deductions


                              __________     ___________
NET INCOME                    $  570,825         114,480




Weighted Average               1,401,162       1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE               0.41c           0.08c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                               JULY 31, 1999
                           (UNAUDITED) - NOTE A

                                                  JULY 31
                                                    1999
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $3,348,472
     Securities held to maturity                      - 0 -
     Accounts Receivable, Net                        330,518
     Inventories                                      47,036
     Other Current Assets                             30,426
                                                  __________
TOTAL CURRENT ASSETS                              $3,756,452

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,539,664

OTHER ASSETS                                         122,472
                                                  __________
TOTAL ASSETS                                      $7,418,588
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  519,573
     Dividends Payable                               128,509
                                                  __________
TOTAL CURRENT LIABILITIES                         $  648,082

Deferred Compensation Liability                      117,900


SHAREHOLDER'S EQUITY

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             5,927,956
                                                  __________
                                                  $6,652,606
                                                  __________
TOTAL LIABILITIES                                 $7,418,588
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

             FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998

                           (UNAUDITED) - NOTE A



                                                THREE MONTHS ENDED
                                                      JULY 31
                                             1999              1998

Cash Flow from Operations :,

     Net Income                         $  570,825       $  114,480
     Adjustments (net)                   (  75,403)          71,630
                                        __________       __________
     Net Cash from operations           $  495,422       $  186,110



Cash Flow from Investing activities        353,061       $  519,461

Cash Flow from Financing activities      ( 968,296)       ( 968,329)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $( 119,813)      $( 262,758)


Cash and Cash equivalents - beginning    3,468,285        1,637,807

                                        __________       __________
Cash and Cash equivalents - ending      $3,348,472       $1,375,049

                            SWISS CHALET, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A  - BASIS OF PRESENTATION


     The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. The unaudited Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the period presented. The interim results are not necessarily indicative of the results which may be expected for the full year. The subject Condensed Financial Statements should be read in conjunction with the summary of significant accounting policies set forth in Note 1 to the Financial Statements included in the Company's Annual Report to Shareholders for the year ended April 30, 1999.

     Depreciation of the original building is spread over a 50 year life while equipment is depreciated over useful lives ranging from 5 to 10 years depending on its type.


NOTE B  - PROVISIONS FOR INCOME TAX


     Local Income Tax is not provided for until the year end. however, if such provision had been made it would have amounted to less than $30,000.00 for the three month period.

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                                   THREE MONTHS ENDED
                                         JULY 31

                                    INCREASE
                                   (DECREASE)    %
                                   __________  _____

Net Sales & Other Income           $ 550,112    54.0

Cost of Sales                          9,050    52.2

Operation Expenses and                84,717     9.5
Other Deductions


Net Income                           456,345   398.6

                            SWISS CHALET, INC.



     The comparative table of occupancies and average rates is shown below for the three month period.


                       Occupancy                  Average Rate
                   1999       1998            1999           1998

     May            80%       62%           $100.13         $88.09
     June           87%       57%             97.29          91.13
     July           89%       57%             95.71          87.42

     Average 3 mon. 85%       59%            $97.63         $88.82


     The Company enjoyed the most successful opening quarter in its history maintaining levels of occupancy more usually associated with the winter season. Due to the fact that there are still some competitors that have remained closed, in the aftermath of last September's hurricane, management recognized the opportunity to maximize revenues by offering little in the way of special discounts or promotions which are the traditional marketing tool of the summer months. Operating costs have remained well under control and, as a result , over 80% of the increased gross revenues is reflected directly as Net Income. The remodelling of the lobby is now complete and we hope that the new look will prove attractive to our guests and help us to bring in additional business.
     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the three month period by $584,175 and, as mentioned in previous reports, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.


PART II


6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE : Aug 16, 1999                BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer