Form 10QSB
period 1999-10-31
SWISS CHALET INC
filed 1999-11-22
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: October 31, 1999.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at November 22,1999
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED OCTOBER 1999 AND 1998

                           (UNAUDITED) - NOTE A


                       SIX MONTHS ENDED         THREE MONTHS ENDED
                          OCTOBER 31                 OCTOBER 31
                     1999         1998         1999         1998
                    _____________________    _______________________

Net Sales and       $3,047,177    $2,218,980  $1,477,881   $1,199,796
Other Income


COST AND EXPENSES

Cost of Sales           52,999        35,122      26,605      17,778

Operating Expenses   1,936,797     1,754,703     964,720     867,343
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $1,057,381       429,155     486,556     314,675



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE     0.75c         0.31c       0.35c        0.22c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             OCTOBER 31, 1999
                           (UNAUDITED) - NOTE A

                                                  OCTOBER 31
                                                    1999
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $3,964,121
     Securities held to maturity
     Accounts Receivable, Net                        319,139
     Inventories                                      39,235
     Other Current Assets                             59,223
                                                  __________
TOTAL CURRENT ASSETS                              $4,381,718

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,463,076

OTHER ASSETS                                         125,246
                                                  __________
TOTAL ASSETS                                      $7,970,040
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  580,869
     Dividends Payable                               128,509
                                                  __________
TOTAL CURRENT LIABILITIES                         $  709,378

Deferred Compensation Liability                      121,500

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             6,414,512
                                                  __________
                                                  $7,139,162
                                                  __________
TOTAL LIABILITIES                                 $7,970,040
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998

                           (UNAUDITED) - NOTE A



                                                 SIX MONTHS ENDED
                                                   OCTOBER 31
                                             1999             1998

Cash Flow from Operations :

     Net Income                        $ 1,057,381     $    429,155
     Adjustments (net)                      64,790       (  201,928)

                                        __________         _________
     Net Cash from operations           $1,122,171       $  227,227



Cash Flow from Investing activities        341,961          628,957

Cash Flow from Financing activities      ( 968,296)       ( 968,329)
                                         __________       _________


Increase/(Decrease) in Cash Flow        $  495,836       $( 112.145)


Cash and Cash equivalents - beginning    3,468,285        1,637,807

                                        __________        _________
Cash and Cash equivalents - ending      $3,964,121       $1,525,662

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                              SIX MONTHS ENDED    THREE MONTHS ENDED
                                 OCTOBER 31          OCTOBER 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $ 828,197     37.3    $ 278,085   23.1)

Cost of Sales                    17,877     50.9        8,827   49.6

Operation Expenses and          182,094     10.4       97,377   11.2
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                      628,226    146.4      171,881   54.6

                            SWISS CHALET, INC.

     The comparative table of occupancies and average rates is shown below for the six month period.

                         Occupancy                   Average Rate
                    1999           1998          1999          1998

     May            80%            62%           $100.13    $88.09
     June           87%            57%             97.29     91.13
     July           89%            57%             95.71     87.42
     Aug            91%            67%             98.24     85.38
     Sept           73%            53%             97.87     85.61
     Oct            75%            97%             96.91     88.10

Average 6 months    82%            66%            $97.67    $87.63

           The effects of Hurricane Georges in September 1998 continue to dominate the financial comparisons and results of the Company. The highly competitive market that had existed prior to the hurricane was replaced by one in which some direct competitors closed ( and in some cases have not reopened) and pressure on rates disappeared. As the competitive situation is now returning to normal and the influx of hurricane relief personnel will not be repeated this year the best we can hope for in the second half of the year is not to give back too much of the substantial gains we have made in our profits. Expenses have remained well controlled and we are confident that we can maintain a high level of profitability through the upcoming winter season.


     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the six month period by $1,148,145 and, as mentioned above, all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.

      The Company's Accounting, Property Management System, Electronic Keys, and stock registration systems are Y2K compliant and we have almost completed replacement of our telephone equipment. We are on-line with the Best Western reservations system which is, to our understanding, fully compliant. Mechanical equipment is still being evaluated but we do not consider our exposure to be material.

PART II

6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :11/22/99                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer