Form 10QSB
period 2000-01-31
SWISS CHALET INC
filed 2000-02-16
CIK 95898

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ( X ) Quarterly Report Under Section 13 or 15(d) of
                The Securities Exchange Act of 1934

                For the Quarterly period Ended: January 31, 2000.
                                   OR
          (  )  Transition Report Under Section 13 or 15(d)
                The Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding at February 15,2000
: 1,401,162







                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION



                            SWISS CHALET, INC.
                      CONDENSED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED JANUARY 2000 AND 1999

                           (UNAUDITED) - NOTE A


                      NINE MONTHS ENDED         THREE MONTHS ENDED
                         JANUARY 31                  JANUARY 31
                     2000         1999         2000         1999
                    _____________________    _______________________

Net Sales and       $4,714,467    $3,867,134  $1,667,290   $1,648,154
Other Income


COST AND EXPENSES

Cost of Sales           76,321        58,464      23,232      23,342

Operating Expenses   2,965,722     2,757,827   1,028,925    1,003,124
and other deductions

Interest Expense          -             -            -           -

NET INCOME          $1,672,514     1,050,843     615,133     621,688



Weighted Average     1,401,162     1,401,162   1,401,162    1,401,162
Number of Common
Shares Outstanding

NET INCOME PER SHARE     1.19c         0.75c       0.44c        0.44c

                            SWISS CHALET, INC.
                          CONDENSED BALANCE SHEET
                             JANUARY 31, 2000
                           (UNAUDITED) - NOTE A

                                                  JANUARY 31
                                                    2000
                                                  __________
ASSETS


CURRENT ASSETS
     Cash and Cash equivalents                    $4,342,080
     Securities held to maturity                       -
     Accounts Receivable, Net                        433,150
     Inventories                                      34,825
     Other Current Assets                             55,906
                                                  __________
TOTAL CURRENT ASSETS                              $4,865,961

INVESTMENT IN CONDOMINIUM AND LAND
PROPERTY, PLANT AND EQUIPMENT, Net                 3,393,831

OTHER ASSETS                                         128,121
                                                  __________
TOTAL ASSETS                                      $8,387,913
                                                  __________

LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses        $  656,464
     Dividends Payable                               132,286
                                                  __________
TOTAL CURRENT LIABILITIES                         $  788,750

Deferred Compensation Liability                      125,100

SHAREHOLDER'S EQUITY,

     Common Stock at stated value                 $  700,581
     Additional paid in capital                       24,069
     Retained Earnings                             6,749,413
                                                  __________
                                                  $7,474,063
                                                  __________
TOTAL LIABILITIES                                 $8,387,913
                                                  __________

                            SWISS CHALET, INC.

               CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS

            FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999

                           (UNAUDITED) - NOTE A



                                               NINE MONTHS ENDED
                                                 JANUARY 31
                                           2000                1999

Cash Flow from Operations :

     Net Income                        $ 1,672,514       $1,050,843
     Adjustments (net)                     113,255          117,067
                                        __________         _________
     Net Cash from operations          $ 1,785,769       $1,177,910



Cash Flow from Investing activities        332,778          220,991

Cash Flow from Financing activities     (1,244,752)      (1,244,923)
                                         __________       _________


Increase/(Decrease) in Cash Flow       $   873,795      $   143,978


Cash and Cash equivalents - beginning    3,468,285        1,637,807

                                        __________        _________
Cash and Cash equivalents - ending      $4,342,080       $1,781,785

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

     A summary of the period to period changes in the principal items included in the Condensed Statement of Income is shown below:





                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                 JANUARY 31          JANUARY 31

                                 INCREASE            INCREASE
                                (DECREASE)   %      (DECREASE)   %
                              _______________________________________

Net Sales & Other Income      $ 847,333     21.9    $  19,136    1.2

Cost of Sales                    17,767     30.4   (      110)  (0.5)

Operation Expenses and          207,895      7.5       25,801    2.6
Other Deductions

Interest                            -        N/A          -     N/A

Net Income                      621,671     59.2      ( 6,555)  (1.0)

                            SWISS CHALET, INC.

     The comparative table of occupancies and average rates is shown below for the nine month period.

                       Occupancy                      Average Rate
                  1999/00        1998/99          1999/00     1998/99

     May            80%            62%           $100.13   $ 88.09
     June           87%            57%             97.29     91.13
     July           89%            57%             95.71     87.42
     Aug            91%            67%             98.24     85.38
     Sept           73%            53%             97.87     85.61
     Oct            75%            97%             96.91     88.10
     Nov            83%            94%             99.03     96.01
     Dec            76%            82%            108.59    105.33
     Jan            83%            82%            125.70    115.61

Average 9 months    82%            72%           $102.13  $  94.62


     The Company was expecting to give back, in the third quarter, some of the increased profits earned in the preceding six months and were pleased to find that this did not happen. Almost all of the hotels damaged in Hurricane Georges in September 1998 are now back in the market but we are still maintaining our market share during the busy winter season. At this point we have no indications that this favorable situation will materially change through the next quarter. Expenses and payroll have remained well controlled and we are looking forward to a record breaking year.

      As mentioned in earlier reports the Company has eliminated all long term debt and interest expense due to the strong cash flows generated from operations.

     The Company's primary source of working capital is from funds provided from operations. Working capital increased over the nine month period by $2,524,195 and all long term debt has been repaid. The Company believes that it's excess cash from operations will be sufficient to finance it's long and short term capital needs including the payment of accrued dividends.

PART II

6.   EXHIBITS AND REPORTS ON FORM 8K

     NONE

                            SWISS CHALET, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.




                                   SWISS CHALET, INC.







DATE :02/15/00                     BY:__________________________
                                   PETER D. SOMECH
                                   Treasurer, Director and
                                   Principal Financial Officer