Form 10KSB
period 2000-04-30
SWISS CHALET INC
filed 2000-07-05
CIK 95898

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-KSB

__X__	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
		SECURITIES EXCHANGE ACT OF 1934.
		For the Fiscal Year ended 4/30/2000

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

Check that no disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10KSB or any amendment thereto : YES ( ) NO (x) Disclosure

State issuer's revenues for it's most recent fiscal year : $6,784,257.

As of April 30, 2000 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was : Please refer to Item 5.

As of April 30, 2000 the Registrant had 1,401,162 shares of Common Stock Issued and Outstanding.




	PART I
ITEM 1 - DESCRIPTION OF BUSINESS

	Swiss Chalet, Inc. (hereinafter referred to as the "Registrant" or the "Company") was incorporated on April 9 1952 under laws of the Commonwealth of Puerto Rico. It owns and operates the Hotel Pierre in San Juan, Puerto Rico. The Hotel consists of 184 rooms and supporting facilities.

Portions of the Registrant's property that are not being utilized for its Hotel operations are leased to an independently owned restaurant which is also operating the banquet facilities. The pastry shop is currently leased to Tradition Francaise and additional restaurant facilities are being provided in a small space within the main Hotel building through a concession arrangement.

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

	The Company has not received any notice of any violation of regulations from
The Environmental Protection Agency with the exception of a leakage following the removal of two diesel tanks. The resulting soil contamination is presently being evaluated and corrected.

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

ITEM 2 - DESCRIPTION OF PROPERTIES

	The Registrant owns a parcel of land bounded by De Diego Avenue, Loiza Street and Del Parque Street of approximately 2.6 acres. This property is occupied by the Hotel Pierre, parking areas, an unoccupied theater building and the location of a restaurant operated by a lessee. The Company believes that it has sufficient land resources to give adequate space for any future expansion. The Registrant's administrative and accounting offices are maintained at this location. There were no mortgages encumbering this property during the fiscal year.

ITEM 3 - LEGAL PROCEEDINGS

	The Company is not involved in any litigation which management believes will materially and adversely affect its financial condition or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted during the fourth quarter of fiscal 2000 to a vote of security holders through the solicitation of proxies or otherwise.
On June 20, 2000 a Proxy Statement was mailed to all stockholders in respect of the proposed merger agreement with SCI Acquisition Inc. for a Special Meeting to be held on July 22, 2000. A full copy of the merger agreement was filed with the Securities and Exchange Commission on Form 8-K on May 10, 2000.

	PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       		 STOCKHOLDER MATTERS.

	The Company's Common Stock is traded over-the-counter, however no Broker is consistently making a market in the stock. As a result, there is very little activity in the public trading market and the Company cannot furnish reliable high or low quotations from any Broker. According to the various Internet information services the price range during the fiscal year was between $7 and $9 per share.

	Mr. David C. Baumgarten who was the Chairman of the Board and owner of 449,713 shares of common stock died on April 26, 1995. As of the date of preparation of the Proxy Statement none of these shares had been distributed or otherwise disposed of. The Co-Executors of the Estate of David C. Baumgarten are Mr. Harvey Litwin (currently a director of the Company) and Mr. Robert Lasky.

	As of April 30, 2000 there were 519 holders of record of Common Stock.






	The schedule of dividends paid since 1986 is as follows:

		Record Date		Date Payable		Amount
          Nov 12,1999         Dec 10,1999         .20
          May  3,1999         Jun  4,1999         .70
          Nov  9,1998         Dec  4,1998         .20
          May  1,1998         Jun  5,1998         .70
          Nov 10,1997         Dec  5,1997         .20
          May  1,1997         Jun  6,1997         .70
          Nov 11,1996         Dec  6,1996         .20
        		May 1, 1996         Jun  7,1996         .65
          Nov 15,1995         Dec  8,1995         .15
          May 1, 1995         Jun  2 1995         .55
	         Dec 1, 1994	       	Dec  9,1994	       	.15
	         May 2, 1994       		Jun  3 1994	       	.45
	        	Dec 1, 1993	       	Dec 10,1993	       	.15
	        	May 3, 1993	       	Jun 4, 1993	       	.25
	         Dec 1, 1992       		Dec 11,1992	       	.15
	        	May 1, 1992	       	Jun 4, 1992	       	.25
		        Dec 2, 1991	       	Dec 17,1991	       	.15
		        May 13,1991	        Jun 4, 1991	       	.35
		        Nov 30,1990	       	Dec 15,1990	       	.15
		        May 1, 1990	       	Jun 4, 1990       		.50
		        Dec 1, 1989	       	Dec 15,1989	       	.15
		        May 1, 1989	        Jun 1, 1989	       	.25
		        Nov 15,1988	       	Dec 15,1988	       	.15
		        May 2, 1988	       	Jun 1, 1988	       	.20
		        Dec 10,1987	       	Dec 15,1987		       .10
		        May 1, 1987		       Jun 1, 1987	       	.15
		        May 1, 1986		       Jun 2, 1986	       	.10

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

	Revenues over the past two years were $5,791,178 in Fiscal year 1999 and $6,784,257 in Fiscal year 2000.

		A BREAKDOWN OF SALES FOR THE TWO YEAR PERIOD FOLLOWS :

                    					2000		     			1999

ROOMS		              	$6,067,375			$5,201,084

TELEPHONE			             159,094			   130,329

RENTALS		            	   265,680			   245,121

OTHER INCOME	        	   292,108			   214,644

TOTAL REVENUE	       	$6,784,257			$5,791,178

	The results of Swiss Chalet, Inc.`s (The "Company") operations during the fiscal year ending April 30, 2000 broke new records both in occupancy percentage and in average rates. Operating expenses remained well controlled and the resulting net gain of 30% in after-tax income is a very satisfactory result for the Company. As most of the competitors that were damaged during Hurricane Georges have now reopened, the competitive pressures in our price range are beginning to increase and some softening is beginning to show in the first quarter of the current fiscal year. Management will remain flexible in adapting its rate policies to changing conditions.

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

     Due to the terms of the proposed merger agreement, the funds that the Company had originally set aside from tourism related activities for capital development may be utilized as part of the extraordinary distribution as called for in the proposed agreement.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

	The Financial Statements of the Registrant are included as a part of this report following Part III Item 13.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	There were no disagreements on accounting or financial disclosure matters with the Company's independent auditors during the two year period ended
April 30, 2000.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

	The By-Laws of the Company presently provide that the number of directors shall be not less than (6) six nor more than fifteen (15) directors. At the present time the Corporation has seven (7) directors all of whom were elected for a one(1) year term on October 16,1999 as follows :

NAME					              PRINCIPAL OCCUPATION AND	        	DIRECTOR
    				              	OTHER INFORMATION		              	SINCE
=================================================================
Patrick D. Baumgarten	  Mr.Baumgarten, son of the late     	1988
					                   David C. Baumgarten is Assistant
     				 	             Controller of the Agency for
                     			Performing Arts, Inc. (theatrical
     				 	             agents), which has been his principal
        				 	          occupation for more than the past five
         					          years.
								                                      	Age 48

John Bradley		         	Chairman and Secretary of the      	1963
					                   Corporation. Mr. Bradley has been
                   					the Chairman of the Corporation
					                   since 1995 and Secretary since 1982.
					                   Mr. Bradley has been Chairman of
					                   T.C.R. Services Inc. since 1994 and
					                   prior to that was President of
				                   	Southwire International Corp.
				                    his principal occupations for more
                   					than the past five years.
									                                      Age 95

B.Chester Hryniewicz   	President of the Corporation	      	1976
					                   Mr.Hryniewicz has been President of
					                   the Corporation since 1982.
				                    Mr.Hryniewicz is an independent
				                    financial consultant, which has
					                   been his principal occupation for
					                   more than the past five years.
								                                      	Age 69
				                                    -5-


NAME				              	PRINCIPAL OCCUPATION AND		       DIRECTOR
				                  	OTHER INFORMATION		             	SINCE
=================================================================


Harvey Litwin	       		Mr.Litwin is the Treasurer          		1981
					                  for the Agency for the Performing
				                  	Arts,Inc.(theatrical agents),
					                  New York which has been his
					                  principal occupation for more
					                  than the past five years.
									                                    Age 69

Jose Ramirez		        	Mr. Ramirez is an architect and      	1991
					                  the principal of Jose Ramirez
					                  Associates, a local architectural
					                  firm and acts as design consultant
				                  	for the hotel and restaurant industry.
                       These have been his principal
   					               occupations for the past five years.
		                                     						Age 45

Peter D. Somech	      	Treasurer of the Corporation.       	1988
				                  	Mr.Somech has been Treasurer of
					                  the Corporation since 1985, his
					                  principal occupation. From 1983 to
					                  the present time Mr. Somech has also
					                  served as Controller of the Corporation.
									                                   Age 56


Gustavo Velez Toro	   	Executive Vice President of the      1977
					                  Corporation. Mr.Velez has been
				                  	Executive Vice President of the
					                  Corporation since 1982, his principal
					                  occupation. From 1979 to the present
					                  Mr. Velez has also served as General
					                  Manager of the Hotel.
									                                   Age 61



		Section 16(a) of the Securities Exchange Act of 1934, as amended requires the officers, directors, and persons owning more than 10% of the Company's
Common Stock to file reports of ownership and changes in ownership to the
Securities and Exchange Commission and are required to furnish the Company with copies of such reports.






	-6-

	Based solely on review of the copies of these forms furnished to the Company
, or written representations from its officers and directors, the Company believes that for the fiscal year ended April 30, 2000, the Company complied in all respects with the reporting requirements of Section 16(a) of the
Securities and Exchange Act of 1934. Mr. David C. Baumgarten, who was
Chairman of the Board and owner of 449,713 shares of Common Stock, died on
April 26, 1995. The co-executors of the estate are Mr. Harvey Litwin ( a
Director of the Company) and Mr. Robert Lasky and, until these shares are either distributed or otherwise disposed of, ownership is shown in our records as "Estate of David C. Baumgarten".

ITEM 10 EXECUTIVE COMPENSATION

	The Chief Executive Officer of the Company is Mr.B.Chester Hryniewicz who is the Company President. His compensation paid in the fiscal year ended
April 30, 2000 was as follows :

                 						SALARY  	BONUS    	STOCK   	OTHER
						                ======    =====     =====     =====
B.Chester Hryniewicz		$16,200 	$4,942     	NONE	   	  -

	No employee, executive, or officer received compensation in excess of $100,000 during the fiscal year.

	During the fiscal year ended April 30, 2000 the directors of the Corporation were paid a fee of $200 for each meeting  attended . Aggregate Directors
Fees totaled $3,800.

	ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The only persons, to the knowledge of the Corporation, who beneficially owned more than five per cent (5%) of the outstanding Common Stock of the Corporation as of June 9, 2000 were the following:

Name & Address	              		Number of Shares      	Percent of Shares
            					              Beneficially Owned	    Eligible to vote
==============			              ==================    	=================

Estate of David C. Baumgarten	     	 449,713			           32.10%
c/o Harvey Litwin APA
888 7th Ave
New York, NY 10106

Estate of Pierre Lohner		 	           85,808			            6.12%
c/o Phillipe Lohner
P.O.Box 6608 Loiza Sta
San Juan, P.R. 00914

B. Chester Hryniewicz                 70,299               5.02%
500 S. Palm Ave #82
Sarasota
Florida 34236
		-7-



	SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

	Name	              			Number of Shares Owned    	Percent of
						                           (1)		             	Shares
===================== 	======================    	==========
Patrick Baumgarten		 	           13,518	          			  .96
John Bradley			 	                15,212          				 1.09
B.Chester Hryniewicz	 	          70,299	          			 5.02
Harvey Litwin			 	               64,345(2)			         4.59
Jose Ramirez			  	                8,000				            .57
Peter D. Somech			               55,365	          			 3.95
Gustavo Velez Toro		 	           29,981		          		 2.14
All directors and officers
as a group (7 persons)	        	256,720			          	18.32


(1)	Includes securities owned by affiliates, parents, wives and	 children of
certain directors. Each director has voting and investment power with respect to the shares beneficially owned by him.

(2)	Mr. Litwin is a co-executor of the late Mr. David C.Baumgarten's will
449,713 shares). As of the date of	preparation of this report none of the
shares that form part of the estate have been sold or distributed.



ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

ITEM 13 - EXHIBITS, LISTS AND REPORTS AND REPORTS ON FORM 8-K


(A) (1) Financial Statements


		The following Financial Statements of the Registrant, are included as a part of this report.

            			Independent Auditors' Report

            			Balance Sheets as of April 30, 2000 and 1999

			            Statements of Operations for the years ended
            			April 30, 2000 and 1999

			            Statement of Shareholders' Equity for the years
               ended April 30, 2000 and 1999

		            	Statements of Cash Flows for the years ended
            			April 30, 2000 and 1999

             		Notes to Financial Statements

(A) (2) Exhibits

               ( 2) Agreement and Plan of Merger, dated as of May 8,2000
                    by and between Swiss Chalet Inc. and SCI Acquisition
                    Inc. *

             		(11) Computation of Earnings per share

             		(21)	Subsidiaries of the Company

            			(23)	Consent of Independent Accountants


(B) REPORTS ON FORM 8-K

	No reports on Form 8K were filed during the three-month period ended April 30, 2000.


   * This document is incorporated herein by reference to the Company s Current report on Form 8-K filed with the SEC on May 10,2000.

	SIGNATURES



	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							SWISS CHALET, INC.


							_________________________
       /s/ B. CHESTER HRYNIEWICZ
							B.CHESTER HRYNIEWICZ
							President and Director
							June 30, 2000


	Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_________________________	               	_________________________
/s/ B. CHESTER HRYNIEWICZ                 /s/ JOHN BRADLEY
B.CHESTER HRYNIEWICZ			                   JOHN BRADLEY
President and Director			                 Secretary and Director
June 30, 2000					                        June 30, 2000



_________________________	               	_________________________
/s/ GUSTAVO VELEZ TORO                    /S/ PETER D. SOMECH
GUSTAVO VELEZ TORO				                    PETER D. SOMECH
Executive Vice President and	            	Treasurer, Director and
Director                                  Chief Financial Officer
June 30, 2000					                        June 30, 2000

                                               									EXHIBIT 11





                 	SWISS CHALET, INC. AND SUBSIDIARY
                 	COMPUTATION OF EARNINGS PER SHARE





                           							YEAR ENDED APRIL 30
                         							2000               1999


Net Income			               	$2,519,338      		$1,927,835

Weighted Average Number     	 1,401,162	      	 1,401,162
of Shares Outstanding

Net Earnings Per		         	$      1.80		            1.38
Common Share

























	-E1-




                                               									EXHIBIT 21




                  	SWISS CHALET, INC. AND SUBSIDIARY
                    	SUBSIDIARY OF THE REGISTRANT








Subsidiary				:	FRASCATI, INC.


State of Incorporation 		:	PUERTO RICO





Inactive as of April 30, 2000
























	-E2-








SWISS CHALET, INC.
FINANCIAL STATEMENTS
WITH INDEPENDENT AUDITORS' REPORT
YEARS ENDED APRIL 30, 2000 AND 1999




                          					CONTENTS


                               											Page

Independent auditors' report			        			 1

Financial statements:

	Balance sheets						                   		 2


	Statements of income               						 3


	Statements of shareholders' equity	   			 4


	Statements of cash flows				           		 5-6


	Notes to financial statements		       			 7-12

























INDEPENDENT AUDITORS' REPORT




Board of Directors
Swiss Chalet, Inc.
San Juan, Puerto Rico


	We have audited the accompanying balance sheets of Swiss Chalet, Inc. as of
April 30, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Chalet, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



							/s/ HORWATH VELEZ SEMPRIT & CO PSC

							HORWATH VELEZ SEMPRIT & CO. PSC




	June 9, 2000.
Stamp Number 1664115 was
affixed to the original
of this report

														1
SWISS CHALET, INC.
BALANCE SHEETS - APRIL 30, 2000 AND 1999.

                             						ASSETS

Current assets:						                              2000       		   1999

Cash and cash equivalents  	                 			$5,397,790     	$3,468,285
Securities held to maturity                            	           409,503
Accounts receivable, net of allowance for
  doubtful accounts of $15,000 in 2000 and
  $54,028 in 1999						                            531,017         473,779
Other receivables						                              2,859	          2,359
Inventories, supplies					                          49,540	         43,611
Prepaid:
  Expenses      						                              38,450          32,809

		Total current assets		                        $6,019,656	      4,430,346

Property, plant and equipment, net		           	 3,387,008     	 3,553,576

Other assets							                                238,604	        113,110


                                       									$9,645,268     	$8,097,032

                 			LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable					                        	$   33,814     	$   37,903
  Accrued expenses						                           898,641	        758,946
  Dividends payable						                          131,944	      1,096,805
  Income tax payable					                           22,783	         12,497
	Total current liabilities 			                   1,087,182	      1,906,151

Other liabilities, deferred compensation plan
  liability				                              			   237,200	        109,100

Shareholders' equity
  Common stock,$0.50 stated value; authorized
  4,000,000 shares; issued and outstanding
  1,401,162 shares in 2000 and 1999		              700,581     	   700,581
Capital in excess of stated value			                24,069	         24,069
Retained earnings						                          7,596,236     	 5,357,131

                                       									 8,320,886	      6,081,781

                                       									$9,645,268	     $8,097,032

		See notes to financial statements.						2

SWISS CHALET, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2000 AND 1999



                                        									  2000 		         1999


Revenues:
  Rooms						                                 		$6,067,375	     $5,201,084
  Telephone							                                 159,094	        130,329
  Rentals and other income				                     557,788	        459,765

                                       									 6,784,257	      5,791,178

Expenses:
  Departmental:
    Cost of sales						                             94,182	         87,868
    Payroll and related					                     1,395,630     	 1,252,270
    Other								                                  640,707     	   478,910
  Administrative and general				                   900,436	        863,078
  Marketing							                                 164,829	        159,716
  Property operation, maintenance and energy	      575,915	        563,088
  Property taxes and insurance			                   99,123	        106,523
  Depreciation                 			                 291,386	        272,036

                                        								 4,162,208     	 3,783,489

Income before income taxes			                  	 2,622,049	      2,007,689

Income taxes		                              			    102,711	         79,854

Net income					                               		$2,519,338     	$1,927,835

Earnings per common share, net income	         	$     1.80     	$     1.38















		See notes to financial statements.						3


SWISS CHALET, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 2000 AND 1999



                                  								Capital in
								                                  excess of
							                                   stated value      		     Share -
                   			   Common stock	   	of		          Retained  	holders
				                   Shares     Amount 	common stock	 earnings	  equity


Balance, 05/01/98    	1,401,162	 $700,581	  $ 24,069	  $4,690,342 $5,414,992
Dividends on common
stock,$0.20 per share
declared in October
1998 and $0.70 per
share declared in
April 1999								                                     (1,261,046)(1,261,046)

Net income	           	                                 1,927,835  1,927,835

Balance, 04/30/99    	1,401,162	 700,581     24,069 	   5,357,131  6,081,781


Dividends on common
stock, $0.20 per share
declared in October     						                         (  280,233)(  280,233)
1999

Net income		                                            2,519,338  2,519,338

Balance, 04/30/00   	1,401,162	$700,581   	$ 24,069 	  $7,596,236 $8,320,886



		See notes to financial statements.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2000 AND 1999.





                                         										2000	         		1999

Cash flows from operating activities:
	Net income                               						$2,519,338     	$1,927,835
	Adjustments to reconcile net income
	to net cash provided by operating
	activities:
	  Depreciation                               		   291,386         272,036
	  Provision for doubtful accounts
	   receivable						                                 1,206	         78,969
	  Change in assets and liabilities:
	   (Increase) decrease in:
	     Accounts receivable		                   		(   56,338)      ( 159,984)
	    	Inventories				                          	(    5,929)     	   22,197
      Prepaid:
	 	       Expenses                              (    5,641)          7,863
      Operating equipment                       (    9,518)          8,889
     Increase (decrease) in:
	    	Accounts payable and accrued
		    expenses			                            			   135,606         124,829
		    Deferred compensation liability	              18,400          17,900
		    Income tax payable	                    			    10,286     	    12,497

	Total adjustments		                         			   379,458	        385,196

	Net cash provided by operating
	 activities (carried forward)		               	 2,898,796     	 2,313,031



		Continued.

SWISS CHALET, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED APRIL 30, 2000 AND 1999




                                       						 				2000		        	1999

	Net cash provided by operating
	 activities (brought forward)		                2,898,796     	 2,313,031

Cash flows from investing activities:
 Capital expenditures                       				( 115,300)    (   870,070)
 Redemption (acquisition) of securities
      held to maturity, net                       409,503       1,648,206
 Funding of deferred compensation plan	         (  18,400)    (    17,900)
 Collection of principal, note receivable	                    	     2,135

     Net cash provided by (used in)
     	 investment activities                  	   275,803     	   762,371

Cash flows used in financing activities,
  dividends paid                         						(1,245,094)    	(1,244,924)

Increase (decrease) in cash and
  cash equivalents                           		 1,929,505     	 1,830,478

Cash and cash equivalents, beginning		          3,468,285	      1,637,807

Cash and cash equivalents, ending		           	$5,397,790     	$3,468,285


			Supplemental disclosure of cash flow information

Cash paid during the year for income taxes    	$   92,425     	$   59,643

		Supplemental schedule of noncash financing activities


Dividends declared but unpaid		              		$    3,745	     $  984,452

Retirement of fully depreciated assets         $  322,007      $  107,940

Change in fair value of deferred
 compensation assets                           $  109,700     $   -



                      See notes to financial statements.

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000 AND 1999

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

  Credit concentration:

  Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, held-to-maturity securities, and accounts receivable. The Company places its cash and cash equivalents, and held-to-maturity securities with high credit qualified financial institutions. Held-to maturity securities are principally U.S Treasury Bills. Accounts receivable result mainly from credit card charges and corporate accounts. Therefore , management beleves that there is no significant concentration of credit risk on the Company's financial instruments.

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

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 2000 AND 1999

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES (CONTINUED):

  Fair value of financial instruments:

   The Company follows Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position. The following is a summary of the estimated fair values (if determinable) of the Company's financial instruments:

       Cash and cash equivalents           For cash and the short-term
       instruments the carrying amount is a reasonable estimate of fair value.

       Deferred compensation plan:   The deferred compensation plan
       liability and the carrying amount of the funds invested are stated at fair value, as determined by the market value of the investment.

  Deferred compensation plan:

   On April 28, 1994, the Company adopted a nonqualified deferred compensation plan for the benefit of certain management employees. In order to provide the necessary funds to satisfy its obligation to make benefit payments pursuant to the Plan, the Company acquired an annuity contract to invest the funds available in the plan. All rights in this annuity contract rest with the Company, which is the contract holder.

  Income taxes:

   Deferred income taxes are recorded, when needed, to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year and for carryforwards. As of April 30, 2000 and 1999, no transaction resulted in deferred taxes.

  Investments:

   In 1999 the Company accounted for its investments in accordance with
   Statement of Financial Accounting Standards No. 115, "Accounting for
   certain investments in Debt and Equity Securities". Management determines the appropriate classification of its investments at the time of acquisition and reassesses such determination at balance sheet date.
   As of April 30, 1999 securities held by the Company consisted of U.S.
   Treasury Bills which were classified as held-to-maturity securities and carried at amortized cost, which approximates fair value, and represent securities maturing within one year.
														8

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 2000 AND 1999

2. CASH AND CASH EQUIVALENTS:
                                                    2000           1999

	Cash in Banks                                  $  178,871     $  172,267
 Money market fund                           			   105,992      2,289,852
 Certificates of Deposit                           360,000        300,000
 Treasury bills                                  4,752,927        706,166

                                                $5,397,790     $3,468,285

3. PROPERTY AND EQUIPMENT:

                                             								2000	        		1999

	Land                                     						$1,369,357    	$1,369,357
	Buildings and improvements	                     4,117,344    	 4,189,189
	Furniture and equipment		                         723,509	       858,371
							                                         $6,210,210    	$6,416,917
	Less accumulated depreciation	                  2,916,593	     2,947,214
							                                          3,293,617	     3,469,703
	Operating equipment, net		                         93,391	        83,873

                                         							$3,387,008    	$3,553,576

4. OTHER ASSETS:
                                             								2000        			1999

	Note receivable                             			$    1,404    	$    4,010
	Deferred compensation plan
	investment                                        237,200        109,100
					                                         		$  238,604    	$  113,110

5. ACCRUED EXPENSES:

                                             								2000	         	1999

	Payroll and related	                         		$  578,497     $  425,679
	Room,property and municipal tax                   111,908	       106,770
	Rent deposits				                                  13,191	        22,900
	Professional services		                            34,875	        34,600
	Utilities					                                     35,148	        42,543
	Travel agent commissions		                         13,798	        20,945
	Other					                                        111,224	       105,509

                                         							$  898,641    	$  758,946




														9


SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 2000 AND 1999



6. TAX EXEMPTION GRANT:

  	The Company has a tax exemption grant that provides for the following tax exemptions :

    	Income taxes         				90%, to April 30, 2003. The Company has
                              the option to elect the ten specific
                              years to be covered under the 	income tax
                              exemption.

    	Property taxes	          80% to December 31,2002

    	Municipal license tax  		100% from July 1, 1993 to June 30, 2003.


	Under the existing income tax exemption grant, the Company is required to invest at least 20% of its net income in certain qualified activities which include marketing and promotion, training programs and improvement of the property, among others.

	The Company's effective income tax rate was 4.08% in 2000 and 4.19% in 1999. Income tax savings related to the tax exemption grants, including the effect on per share amounts, are as follows:

          		Year   			 Amount     		Per share
          		2000		   	$891,625     		$ .64

          		1999	    	$678,914     		$ .48


7. EARNINGS PER COMMON SHARE:

   Earnings per common share were computed by dividing the net income by the weighted average number of shares outstanding, 1,401,162 in 2000 and 1999.


8. PENSION PLAN:

   The Company is required to contribute an average of $60 monthly per union employee to a multiemployer pension plan maintained by the labor union. Actuarial present value of the plan's liability for benefits is not separately determinable, therefore, they are not presented. Required contributions were approximately $32,000 in 2000 and $30,000 in 1999.


														10

SWISS CHALET, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED APRIL 30, 2000 AND 1999




9. COMMITMENTS:

   a. A profit sharing plan calls for distribution of profits among all union and nonunion employees based on certain percentages, varying from 2% to 15%, applied to different levels of profits, as defined. Profit sharing expense under this plan amounted to $400,147 in 2000 and $285,430 in 1999.

   b. The Company is a member of the Best Western International, Inc., a hotel organization that provides for a central reservations network. Fees paid amounted to $109,148 in 2000 and $99,320 in 1999

   c. In April 1990, The Company entered into employment contracts with the two key management members to provide for severance benefits in the event their employment is terminated under circumstances stated in the contracts. Severance benefits consist basically of six-month salary plus certain fringe benefits. The management members are also entitled to receive the monthly base salary multiplied by the number of completed years of full time employment with the Company, if they have not obtained an employment with another employer. In no event the severance payments shall exceed the equivalent of eighteen month salary, plus the fringe benefits stated in the contracts. In April 1999, the Board of Directors approved an amendment into the contract that specifies that if the corporation changes in control, they shall have the option to receive a lump sum of 85% of the total benefits
      ( as defined in the contract), should they no longer wish to continue in the Company.


10.SUBSEQUENT EVENT

      On May 8, 2000 the Company entered into an agreement and plan of merger with SCI Acquisition Inc. As a result of the merger, all the outstanding shares of common stock of the Company will be converted into the right to receive: a) an aggregate amount of $17,700,000 or approximately $12.63 per share in cash on account of the merger, b) an extraordinary cash distribution in an amount equal to its available cash less a cash reserve that may range from $400,000 to $575,000, and that will be used to settle certain liabilities, and c) any funds remaining in the cash reserve on the eighteen month anniversary of the effective date and not applied to pay liabilities as provided under the agreement shall be considered additional consideration and shall be distributed pro-rata to the holders of record of Company common stock immediately prior to the effective date, provided such persons have surrendered their old certificates.


                                                                 11


                                                  											EXHIBIT 23


Board of Directors
Swiss Chalet Inc.
San Juan
Puerto Rico




We hereby consent to the use in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Swiss Chalet Inc. of our report dated June 9, 2000 insofar as it relates to the financial statements and schedules of Swiss Chalet, Inc. as of April 30,2000 and 1999 and for the years then ended.



	                            						    /s/ HORWATH VELEZ SEMPRIT & C0 PSC

                                       HORWARTH VELEZ SEMPRIT & CO. PSC
June 9, 2000